Form 10-Q
period 1996-09-30
BEEPER PLUS INC
filed 1997-01-16
CIK 793595

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            (As last amended by Re No 34-18524, eff 5/24/82.)
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-Q

            Quarterly Report under Section 13 or 15(d) of
                 the Securities Exchange Act of 1934.

                     For Quarter Ended 09/30/96

                Commission file number 33-5516-LA


                         Beeper Plus, Inc.
      ---------------------------------------------------------
      (Exact Name of registrant as specified in its charter)


           Nevada                            88-0219239
-------------------------------              ---------------------------
(State or other jurisdiction of             (IRS Employer Identification
Incorporation or organization)               Number)

       3900 Paradise Road, Suite 201, Las Vegas, Nevada       89109
       ---------------------------------------------------------------
       (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code (702) 737-5560
                                                   ---------------

------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---    ---


  Class                     Outstanding at September 30, 1996
----------------------------------------------------------------------
Common Stock, par value $.01 per share             4,280,500

                        Beeper Plus, Inc.
                          Form 10-Q
                 Quarter Ended September 30, 1996


                        TABLE OF CONTENTS

                                                                      Page
PART I - Financial Information:
-------------------------------
     Item I - Financial Statements:
          Compilation Letter                                            3
          Balance Sheet                                                 4
          Statement of Operations and Deficit                           5
          Statement of Cash Flows                                       6
          Summary of Significant Accounting Policies                    7
          Notes to Financial Statements                                8-9


     Item II - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                              10



PART II - Other Information:                                           11
----------------------------
     Item 1 - Legal Proceedings.
     Item 2 - Changes in Securities.
     Item 3 - Defaults upon Senior Securities.
     Item 4 - Submission of Matters to a Vote of Security
              Holders.
     Item 5 - Related Party Transactions.
     Item 6 - Exhibits and Reports on Form 8-K.

Joseph F. Zerga, Ltd.
Certified Public Accountants
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702)732-2775



To the Board of Directors
and Stockholders of
Beeper Plus, Inc.

We have compiled the accompanying balance sheet of Beeper Plus, Inc.
as of September 30, 1996 and the related statements of operations, deficit, and cash flows for the three months ended September 30, 1996 and 1995.
All information included in these financial statements is the representation of the management of Beeper Plus, Inc.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the year ended June 30, 1996 were audited by us and we expressed an unqualified opinion on them in our report dated September 16, 1996, but we have not performed any auditing procedures since that date.


Las Vegas, Nevada
November 8, 1996

                         BEEPER PLUS, INC.
                          Balance Sheet
                September 30, 1996 and June 30, 1996

                                              Sept 30         June 30
                                              1996            1996
                                              ---------       ---------
                                              (Unaudited)
ASSETS
Currents Assets
     Cash                                     $ 198,027       $ 135,211
     Accounts Receivable                         81,913         106,395
     Inventories                                 27,885          26,315
     Prepaid Expense                                 25           8,615
                                              ---------       ---------
         Total Current Assets                   307,850         276,536
                                              ---------       ---------
Fixed Assets:
     Net of Depreciation (Note 1)                35,554          40,838
                                              ---------       ---------

Other Assets:
     Distributorships, Net (Note 2)              12,350          12,800
     Deferred Tax Assets (Note 5)                96,994         100,525
                                              ---------       ---------
       Total Other Assets                     $ 109,344       $ 113,325
                                              ---------       ---------
     TOTAL ASSETS                             $ 452,748       $ 430,699
                                              =========       =========

LIABILITIES AND STOCKHLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Acounts Payable                          $  12,361       $   8,957
     Other Accrued Expenses                       5,192           5,521
     Deferred Revenue                             4,770           5,810
     Loans from Related Parties (Note 3)         36,000          36,000
                                              ---------       ---------
        Total Current Liabilities                58,323          56,288
                                              ---------       ---------
Long-term debt                                    - 0 -           - 0 -
                                              ---------       ---------

Stockholders' Equity (Deficit)
     Common Stock                                42,805          42,805
     Additional Paid-in Capital                 948,650         948,650
     Accumulated Deficit                      ( 597,030)      ( 617,044)
                                              ---------       ---------
       Total Stockholders' Equity               394,425         374,411
                                              ---------       ---------
     TOTAL LIABILITIES AND EQUITY             $ 452,748       $ 430,699
                                              =========       =========

                                - 4 -

                         BEEPER PLUS, INC.
                Statement of Operations and Deficit
        For the Three Months Ended September 30, 1996 and 1995
                           (Unaudited)
                                                   Three Months Ended
                                                   Sept 30      Sept 30
                                                   1996         1995
Revenue & Income:
     Distribution Revenue                          $  37,125    $  73,093
     Service Revenue                                 183,223      143,629
     Pager Sales                                      22,615       22,636
     Front Page Sales                                 38,827       48,587
     Interest Income                                     993        - 0 -
     Other Revenue                                     5,863       16,433
                                                   ---------    ---------
       Total Revenue                                 288,646      304,378
                                                   ---------    ---------

Operating costs and expenses:
     Cost of Sales                                    95,113      115,680
     Advertising & Promotion                           1,582        3,575
     Amortization                                        450          500
     Depreciation                                      5,285        7,499
     Entertainment                                       145        - 0 -
     Insurance                                        10,790        7,595
     Professional Fees                                   364        4,352
     Maintenance & Repairs                             5,339        5,060
     Office Expense                                    3,499        5,257
     Salaries & Wages                                 84,127       73,090
     Postage & Shipping                                8,758        6,177
     Printing                                          2,104          330
     Rent                                             13,512       17,177
     Payroll Taxes & Benefits                          9,491        7,406
     Taxes & Licenses                                    360        1,482
     Telephone                                         6,577        4,903
     Utilities                                         1,805        1,713
     Front Page & Phone Card                             983        5,734
     Legal & Accounting                                7,165        9,593
     Miscellaneous                                     7,652        9,026
                                                   ---------    ---------
       Total Costs and Expenses                      265,101      286,149
                                                   ---------    ---------
     Net Income Before Tax                            23,545       18,229
     Income Tax Expense                                3,531        - 0 -
                                                   ---------    ---------
     Net Income After Tax                          $  20,014    $  18,229

     Deficit Beginning of Period                  (  617,044)  (  661,708)
                                                   ---------    ---------
     Deficit End of Period                        ($ 597,030)  ($ 643,479)
                                                   =========    =========
     Income per Common Share (Note 4)              $    .005    $    .004
                                                   =========    =========

Weighted average number of common
shares outstanding                                 4,280,500    4,280,500
                                                   =========    =========

                                 - 5 -

                          BEEPER PLUS, INC.
                       Statement of Cash Flows
                            (Unaudited)

                                                    Three months ended
                                                    Sept 30      Sept 30
                                                    1996         1995
CASH FLOW FROM OPERATING ACTIVITIES
     Net Income (Loss)                              $  20,014    $  18,229
     Depreciation                                       5,285        7,499
     Amortization                                         450          500
     (Increase) Decrease in:
          Accounts Receivable                          24,482    (   8,675)
          Inventories                               (   1,570)       6,817
          Prepaid Expenses                              8,590       15,384
          Deferred Tax Asset                            3,531        - 0 -
     Increase (Decrease) in:
          Accounts Payable                              3,404    (      70)
          Accrued Expenses                          (     330)   (   1,983)
          Deferred Revenue                          (   1,040)   (     835)
                                                    ---------    ---------
     NET OPERATING CASH                                62,816       36,866
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                               - 0 -       - 0 -
                                                    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (Decrease) in:
          Long-Term Debt                                - 0 -       - 0 -
                                                    ---------    ---------
Net Increase (Decrease) in cash                        62,816       36,866

Cash, beginning of period                             135,211       94,444
                                                    ---------    ---------
Cash, end of period                                 $ 198,027    $ 131,310
                                                    =========    =========

                                - 6 -

                             Beeper Plus, Inc.
                Summary of Significant Accounting Policies
                      and Notes to Financial Statements
                           September 30, 1996

                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                ------------------------------------------

The Company:
------------
Beeper Plus, Inc. (the Company) was incorporated under the laws of the state of Nevada on March 25, 1986. On March 31, 1986, the Company acquired Dial-A-Score, Inc. a Nevada corporation which was incorporated on July 5, 1985. Dial-A-Score, Inc. was a privately held company with one stockholder, who is also a director of the Company. Because Dial-A-Score was under common control for accounting purposes, it is considered to be the predecessor of the Company.

The Company disseminates sports information utilizing contracted paging services directly to customers nationwide, including Hawaii and the Caribbean, through a hand-held alpha-numeric pager called The Sports Page. The Company also utilizes independent distributors to provide The Sports Page to clients in four locations throughout the United States.


Inventories:
------------
Inventories of pagers are stated at the lower of cost (first-in, first-out method) or market.


Depreciation:
-------------
Furniture, fixtures and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives of five to seven years.


Maintenance, Repairs and Renewals:
----------------------------------
Maintenance, Repairs and Renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of equipment are included in operations.


Amortization:
-------------
The Company amortizes new distributorships purchased over 15 years.

                         Beeper Plus, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        September 30, 1996

NOTE 1 - Fixed Assets:
----------------------
                                                  September 30
                                               1996           1995
                                           ---------       ---------
     Furniture and Equipment               $ 454,262       $ 454,262
     Leasehold Improvements                   12,380          12,380
                                           ---------       ---------
       Total Fixed Assets                    466,642         466,642
     Accumulated Depreciation             (  431,088)     (  425,804)
                                           ---------       ---------
       Net Fixed Assets                    $  35,554       $  40,838
                                           =========       =========


NOTE 2 - Distributorships:
--------------------------
The Company purchased the Dallas distributorship from Arthur
Stevens on April 11, 1996 for $12,000. The asset was recorded at cost and is amortizable over a period of fifteen years. The
Michigan Distributorship is amortized at $250 per quarter with $750 remaining to be Amortized at September 30, 1996.


NOTE 3 - Loans from Related Parties:
------------------------------------
Loans from related parties consist of a non-interest bearing note due to shareholder Jamie Thompson in the amount of $36,000. No payments have been made on loans from related parties for the quarter ended September 30, 1996.


NOTE 4 - Earnings per Share:
----------------------------
The computation of earnings per share is based on the weighted average number of outstanding common shares.

                             Beeper Plus, Inc.
                 Summary of Significant Accounting Policies
                     and Notes to Financial Statements
                             September 30, 1996


NOTE 5 - Income Taxes:
----------------------
The Company has net operationg loss carryforwards to fiscal 1996-97 of $691,283, which if not utilized will expire as follows:

        Year Ending
        June 30,
        -----------

          2003                    $ 214,161
          2004                      308,251
          2005                      168,871
                                  ---------
          TOTAL                   $ 691,283
                                  =========

During 1994 the Company adopted FASB Statement 109 on accounting for income taxes. The deferred tax asset for the net operating loss above is as follows:

                                         Deferred Tax Asset
                                         ------------------
     Balance at June 30, 1994                  $ 114,060
     Used for Fiscal 1995                     (    5,314)
                                               ---------
     Balance at June 30, 1995                    108,746
     Used for Fiscal 1996                     (    8,221)
                                               ---------
     Balance at June 30, 1996                    100,525
     Used for Quarter 9/30/96                 (    3,531)
                                               ---------
     Balance at September 30, 1996             $  96,994
                                               =========

                          Beeper Plus, Inc.
                             Form 10-Q
                         September 30, 1996


Item II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations.


Financial Statements:
---------------------
In the opinion of Management, the accompanying Financial Statements contain all adjustments which are normal and of a recurring nature and necessary to present fairly Beeper Plus, Inc.'s Balance Sheet as of June 30, 1996 (audited) and September 30, 1996 (unaudited), and Statement of Operations for the three months ended September 30, 1995 and 1996.


Financial Condition:
--------------------
As of September 30, 1996 the Company has working capital in the amount of $249,527 compared to $220,248 as of June 30, 1996. Operating activities provided a cash flow in the amount of $62,816 for the three months ended September 30, 1996. Management anticipates that its operations should generate sufficient income to cover operation expenses and debt services in future periods.


Results of Operations:
----------------------
During the three month period ended September 30, 1996, the Company continued its pursuit of promoting and selling its product "The Front Page" to paging carriers located throughout the United States and has continued its operation of the "Sports Page" product throughout the country. Revenues decreased by $15,732 as compared to the three month period ending September 30, 1995 while expenses decreased by $21,048.

As of the 15th of April 1996, Beeper Plus, Inc. began transmitting sports information to a nationwide audience via PageNet, the largest paging company in the world. This relationship increases the Company's broadcast territory one-hundred fold and places it in a position to sell and transmit information in every major city in the country, including Hawaii, Alaska, Puerto Rico and the Caribbean islands.

                          Beeper Plus, Inc.
                            Form 10-Q
                         September 30, 1996


                    PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:
---------------------------
The Baltimore territory was taken over in July 1996 by Beeper
Plus, Inc. due to non payment by the distributor. Baltimore customers who were online received a series of page messages asking to send their pagers to the Company to be re-crystalized on the nationwide network. For the inconvenience, customers were given two free months of sports service, a new crystal and three-day shipping.

In violation of a signed contract, the former distributors began to actively solicit the Company's Baltimore customers to sign up with a competitor, The Sports Box of New York City. The Company initiated a lawsuit against the former distributors in July of 1996 for approximately $15,000 and an undetermined sum for each customer lost.

The Company is also attempting to terminate an Air-Time Agreement with Arch Communications' Page New York.


ITEM 2 - Changes in Securities:
-------------------------------
None.

ITEM 3 - Defaults Upon Senior Securities:
-----------------------------------------
Not Applicable.


ITEM 4 - Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------
None.


ITEM 5 - Related Party Transactions:
------------------------------------
See Note 3 to Financial Statements.


ITEM 6 - Exhibits and Reports on Form 8-K:
------------------------------------------
Not Applicable.

                           Beeper Plus, Inc.
                              Form 10-Q
                          September 30, 1996




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Beeper Plus, Inc.
                                      (Registrant)

                                      By  Basil B. Newton
                                         -------------------
                                          Basil B. Newton
                                          President