Form 10-Q
period 1996-12-31
BEEPER PLUS INC
filed 1997-02-19
CIK 793595

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

                     For Quarter Ended 12/31/96

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


  Class                     Outstanding at December 31, 1996
----------------------------------------------------------------------
Common Stock, par value $.01 per share             4,280,500

                        Beeper Plus, Inc.
                          Form 10-Q
                 Quarter Ended December 31, 1996


                        TABLE OF CONTENTS

                                                                      Page
PART I - Financial Information:
-------------------------------
     Item I - Financial Statements:
          Compilation Letter                                            3
          Balance Sheet                                                 4
          Statement of Operations and Deficit                          5-6
          Statement of Cash Flows                                       7
          Summary of Significant Accounting Policies                    8
          Notes to Financial Statements                                9-10


     Item II - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                              11



PART II - Other Information:                                           12
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

Joseph F. Zerga, Ltd.
Certified Public Accountants
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702)732-2775



To the Board of Directors
and Stockholders of
Beeper Plus, Inc.

We have compiled the accompanying balance sheet of Beeper Plus, Inc.
as of December 31, 1996 and the related statements of operations, deficit, and cash flows for the six months ended December 31, 1996 and 1995.
All information included in these financial statements is the representation of the management of Beeper Plus, Inc.

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

                                Joseph F. Zerga
Las Vegas, Nevada
February 17, 1997

                         BEEPER PLUS, INC.
                          Balance Sheet
                December 31, 1996 and June 30, 1996

                                              Dec 31          June 30
                                              1996            1996
                                              ---------       ---------
                                              (Unaudited)
ASSETS
Currents Assets
     Cash                                     $ 242,077       $ 135,211
     Accounts Receivable                         29,924         106,395
     Inventories                                 25,026          26,315
     Prepaid Expense                              4,471           8,615
                                              ---------       ---------
         Total Current Assets                   301,498         276,536
                                              ---------       ---------
Fixed Assets:
     Net of Depreciation (Note 1)                35,662          40,838
                                              ---------       ---------

Other Assets:
     Distributorships, Net (Note 2)              11,900          12,800
     Deferred Tax Assets (Note 5)                97,210         100,525
                                              ---------       ---------
       Total Other Assets                     $ 109,110       $ 113,325
                                              ---------       ---------
     TOTAL ASSETS                             $ 446,270       $ 430,699
                                              =========       =========

LIABILITIES AND STOCKHLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Acounts Payable                          $   6,224       $   8,957
     Other Accrued Expenses                       7,120           5,521
     Deferred Revenue                             3,730           5,810
     Loans from Related Parties (Note 3)         36,000          36,000
                                              ---------       ---------
        Total Current Liabilities                53,074          56,288
                                              ---------       ---------
Long-term debt                                    - 0 -           - 0 -
                                              ---------       ---------

Stockholders' Equity (Deficit)
     Common Stock                                42,805          42,805
     Additional Paid-in Capital                 948,650         948,650
     Accumulated Deficit                      ( 598,259)      ( 617,044)
                                              ---------       ---------
       Total Stockholders' Equity               393,196         374,411
                                              ---------       ---------
     TOTAL LIABILITIES AND EQUITY             $ 446,270       $ 430,699
                                              =========       =========

                                - 4 -

                         BEEPER PLUS, INC.
                Statement of Operations and Deficit
         For the Six Months Ended December 31, 1996 and 1995
                           (Unaudited)
                                                    Six Months Ended
                                                   Dec 31       Dec 31
                                                   1996         1995
                                                   ---------    ---------
Revenue & Income:
     Distribution Revenue                          $  90,260    $ 154,290
     Service Revenue                                 341,674      287,039
     Pager Sales                                      38,808       45,479
     Front Page Sales                                 67,801       58,655
     Interest Income                                   2,270          631
     Other Revenue                                    12,365       29,401
                                                   ---------    ---------
       Total Revenue                                 553,178      575,495
                                                   ---------    ---------

Operating costs and expenses:
     Cost of Sales                                   188,383      237,914
     Advertising & Promotion                           8,602        5,808
     Amortization                                        900        1,000
     Depreciation                                     10,755       10,584
     Entertainment                                     1,534          316
     Insurance                                        18,890       14,299
     Professional Fees                                   864        5,222
     Maintenance & Repairs                             8,284       10,733
     Office Expense                                    8,233        8,647
     Salaries & Wages                                175,243      152,971
     Postage & Shipping                               14,238       10,794
     Printing                                          3,674        1,442
     Rent                                             27,195       25,902
     Payroll Taxes & Benefits                         19,524       15,782
     Taxes & Licenses                                    426        3,395
     Telephone                                        11,339        7,859
     Utilities                                         2,454        2,957
     Front Page & Phone Card                             983        9,568
     Legal & Accounting                               13,025       14,022
     Miscellaneous                                    16,532       18,696
                                                   ---------    ---------
       Total Costs and Expenses                      531,078      557,731
                                                   ---------    ---------
     Net Income Before Tax                            22,100       17,764
     Income Tax Expense                                3,315        2,665
                                                   ---------    ---------
     Net Income After Tax                          $  18,795    $  15,099

     Deficit Beginning of Period                  (  617,044)  (  661,708)
                                                   ---------    ---------
     Deficit End of Period                        ($ 598,259)  ($ 646,609)
                                                   =========    =========
     Income per Common Share (Note 4)              $    .004    $    .004
                                                   =========    =========

Weighted average number of common
shares outstanding                                 4,280,500    4,280,500
                                                   =========    =========

                                 - 5 -

                            BEEPER PLUS, INC.
                    Statement of Operations and Deficit
            For the Three Months Ended December 31, 1996 and 1995
                              (Unaudited)
                                                   Three Months Ended
                                                   Dec 31       Dec 31
                                                   1996         1995
                                                   ---------    ---------
Revenue & Income:
     Distribution Revenue                          $  53,135    $  81,197
     Service Revenue                                 158,451      143,410
     Pager Sales                                      16,193       22,843
     Front Page Sales                                 28,974       10,068
     Interest Income                                   1,277          631
     Other Revenue                                     6,502       12,968
                                                   ---------    ---------
       Total Revenue                                 264,532      271,117
                                                   ---------    ---------

Operating cost and expenses:
     Cost of Sales                                    93,270      122,234
     Advertising & Promotion                           7,020        2,233
     Amortization                                        450          500
     Depreciation                                      5,470        3,085
     Entertainment                                     1,389          316
     Insurance                                         8,100        6,704
     Professional Fees                                   500          870
     Maintenance & Repairs                             2,945        5,673
     Office Expense                                    4,734        3,390
     Salaries & Wages                                 91,116       79,701
     Postage & Shipping                                5,480        4,617
     Printing                                          1,570        1,112
     Rent                                             13,683        8,725
     Payroll Taxes & Benefits                         10,033        8,376
     Taxes & Licenses                                     66        1,913
     Telephone                                         4,762        2,956
     Utilities                                           649        1,244
     Front Page & Phone Card                           - 0 -        3,834
     Legal & Accounting                                5,860        4,429
     Miscellaneous                                     8,880        9,670
                                                   ---------    ---------
       Total Costs & Expenses                        265,977      271,582
                                                   ---------    ---------
     Net Income Before Tax                        (    1,445)  (      465)
     Income Tax Expense                           (      216)       2,665
                                                   ---------    ---------
     Net Income After Tax                         ($   1,229)  ($   3,130)

     Deficit Beginning of Period                  (  597,030)  (  643,479)
                                                   ---------    ---------
     Deficit End of Period                        ($ 598,259)  ($ 646,609)
                                                   =========    =========
     Income per Common Share (Note 4)             ($    .000)  ($    .001)
                                                   =========    =========

Weighted average number of common
shares outstanding                                 4,280,500    4,280,500
                                                   =========    =========

                                - 6 -

                          BEEPER PLUS, INC.
                       Statement of Cash Flows
                            (Unaudited)

                                                     Six months ended
                                                    Dec 31       Dec 31
                                                    1996         1995
CASH FLOW FROM OPERATING ACTIVITIES
     Net Income (Loss)                              $  18,785    $  15,099
     Depreciation                                      10,755       10,584
     Amortization                                         900        1,000
     (Increase) Decrease in:
          Accounts Receivable                          76,471    (  14,707)
          Inventories                                   1,289       21,105
          Prepaid Expenses                              4,144       15,384
          Deferred Tax Asset                            3,315        2,665
     Increase (Decrease) in:
          Accounts Payable                          (   2,733)   (   2,223)
          Accrued Expenses                              1,599    (   2,123)
          Deferred Revenue                          (   2,080)   (   1,670)
                                                    ---------    ---------
     NET OPERATING CASH                               112,445       45,114
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                          (    5,579)       - 0 -
                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (Decrease) in:
          Long-Term Debt                                - 0 -        - 0 -
                                                    ---------    ---------
Net Increase (Decrease) in cash                       106,866       45,114

Cash, beginning of period                             135,211       94,444
                                                    ---------    ---------
Cash, end of period                                 $ 242,077    $ 139,558
                                                    =========    =========

                                - 7 -

                             Beeper Plus, Inc.
                Summary of Significant Accounting Policies
                      and Notes to Financial Statements
                           December 31, 1996

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

                         Beeper Plus, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        December 31, 1996

NOTE 1 - Fixed Assets:
----------------------
                                             Dec 31         June 30
                                              1996           1996
                                           ---------       ---------
     Furniture and Equipment               $ 459,842       $ 454,262
     Leasehold Improvements                   12,380          12,380
                                           ---------       ---------
       Total Fixed Assets                    472,222         466,642
     Accumulated Depreciation             (  436,560)     (  425,804)
                                           ---------       ---------
       Net Fixed Assets                    $  35,662       $  40,838
                                           =========       =========


NOTE 2 - Distributorships:
--------------------------
The Company purchased the Dallas distributorship from Arthur
Stevens on April 11, 1996 for $12,000. The asset was recorded at cost and is amortizable over a period of fifteen years. The
Michigan Distributorship is amortized at $250 per quarter with $500 remaining to be amortized at December 31, 1996.


NOTE 3 - Loans from Related Parties:
------------------------------------
Loans from related parties consist of a non-interest bearing note due to shareholder Jamie Thompson in the amount of $36,000. No payments have been made on loans from related parties for the quarter ended December 31, 1996.


NOTE 4 - Earnings per Share:
----------------------------
The computation of earnings per share is based on the weighted average number of outstanding common shares.

                             Beeper Plus, Inc.
                 Summary of Significant Accounting Policies
                     and Notes to Financial Statements
                             December 31, 1996


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
                                  =========

During 1994 the Company adopted FASB Statement 109 on accounting for income taxes. The deferred tax asset for the net operating loss above is as follows:

                                         Deferred Tax Asset
                                         ------------------
     Balance at June 30, 1994                  $ 114,060
     Used for Fiscal 1995                     (    5,314)
                                               ---------
     Balance at June 30, 1995                    108,746
     Used for Fiscal 1996                     (    8,221)
                                               ---------
     Balance at June 30, 1996                    100,525
     Used for Six Months 12/31/96             (    3,315)
                                               ---------
     Balance at December 31, 1996             $   97,210
                                               =========

                          Beeper Plus, Inc.
                             Form 10-Q
                          December 31, 1996


Item II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations.


Financial Statements:
---------------------
In the opinion of Management, the accompanying Financial Statements contain all adjustments which are normal and of a recurring nature and necessary to present fairly Beeper Plus, Inc.'s Balance Sheet as of June 30, 1996 (audited) and December 31, 1996 (unaudited), and Statement of Operations for the six months ended December 31, 1995 and 1996.


Financial Condition:
--------------------
As of December 31, 1996 the Company has working capital in the amount of $248,424 compared to $220,248 as of June 30, 1996. Operating activities provided a cash flow in the amount of $112,455 for the six months ended December 31, 1996. Management anticipates that its operations should generate sufficient income to cover operation expenses and debt services in future periods.


Results of Operations:
----------------------
During the six month period ended December 31, 1996, the Company continued its pursuit of promoting and selling its product "The Front Page" to paging carriers located throughout the United States and has continued its operation of the "Sports Page" product throughout the country. Revenues decreased by $22,317 as compared to the six month period ending December 31, 1995 while expenses decreased by $26,653.

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

                          Beeper Plus, Inc.
                            Form 10-Q
                         December 31, 1996


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

ITEM 3 - Defaults Upon Senior Securities:
-----------------------------------------
Not Applicable.


ITEM 4 - Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------
None.


ITEM 5 - Related Party Transactions:
------------------------------------
See Note 3 to Financial Statements.


ITEM 6 - Exhibits and Reports on Form 8-K:
------------------------------------------
Not Applicable.

                           Beeper Plus, Inc.
                              Form 10-Q
                          December 31, 1996




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