Form 10-Q
period 1997-03-31
BEEPER PLUS INC
filed 1997-05-14
CIK 793595

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

                     For Quarter Ended 03/31/97

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


  Class                     Outstanding at March 31, 1997
----------------------------------------------------------------------
Common Stock, par value $.01 per share             4,280,500

                        Beeper Plus, Inc.
                          Form 10-Q
                 Quarter Ended March 31, 1997


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

Joseph F. Zerga, Ltd.
Certified Public Accountants
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702)732-2775



To the Board of Directors
and Stockholders of
Beeper Plus, Inc.

We have compiled the accompanying balance sheet of Beeper Plus, Inc.
as of March 31, 1997 and the related statements of operations, deficit, and cash flows for the nine months ended March 31, 1997 and 1996.
All information included in these financial statements is the representation of the management of Beeper Plus, Inc.

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

                                Joseph F. Zerga
Las Vegas, Nevada
May 9, 1997

                         BEEPER PLUS, INC.
                          Balance Sheet
                March 31, 1997 and June 30, 1996
              (See Accountant's Compilation Report)

                                              Mar 31          June 30
                                              1997            1996
                                              ---------       ---------
                                              (Unaudited)
ASSETS
Currents Assets
     Cash                                     $ 252,788       $ 135,211
     Accounts Receivable                         78,283         130,827
     Inventories                                 22,121          26,315
     Prepaid Expense                              4,496           8,615
                                              ---------       ---------
         Total Current Assets                   357,688         300,968
                                              ---------       ---------
Fixed Assets:
     Net of Depreciation (Note 1)                30,191          40,838
                                              ---------       ---------

Other Assets:
     Distributorships, Net (Note 2)              11,450          12,800
     Deferred Tax Assets (Note 5)               100,525         100,525
                                              ---------       ---------
       Total Other Assets                     $ 111,975       $ 113,325
                                              ---------       ---------
     TOTAL ASSETS                             $ 499,854       $ 455,131
                                              =========       =========

LIABILITIES AND STOCKHLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Acounts Payable                          $   5,914       $   8,957
     Other Accrued Expenses                       6,704           5,521
     Deferred Service Revenue                    94,151          24,432
     Deferred Revenue                             2,690           5,810
     Loans from Related Parties (Note 3)         26,000          36,000
                                              ---------       ---------
        Total Current Liabilities               135,459          80,720
                                              ---------       ---------
Long-term debt                                    - 0 -           - 0 -
                                              ---------       ---------

Stockholders' Equity (Deficit)
     Common Stock                                42,805          42,805
     Additional Paid-in Capital                 948,650         948,650
     Accumulated Deficit                      ( 627,060)      ( 617,044)
                                              ---------       ---------
       Total Stockholders' Equity               364,395         374,411
                                              ---------       ---------
     TOTAL LIABILITIES AND EQUITY             $ 499,854       $ 455,131
                                              =========       =========

The Accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 4 -

                         BEEPER PLUS, INC.
                Statement of Operations and Deficit
          For the Nine Months Ended March 31, 1997 and 1996
                (See Accountant's Compilation Report)
                           (Unaudited)
                                                    Nine Months Ended
                                                   Mar 31       Mar 31
                                                   1997         1996
                                                   ---------    ---------
Revenue & Income:
     Distribution Revenue                          $ 138,955    $ 250,508
     Service Revenue                                 491,235      440,606
     Pager Sales                                      49,253       43,651
     Front Page Sales                                109,302      107,599
     Interest Income                                   3,656        1,253
     Other Revenue                                    13,541       37,848
                                                   ---------    ---------
       Total Revenue                                 805,942      881,465
                                                   ---------    ---------

Operating costs and expenses:
     Cost of Sales                                   266,185      339,844
     Advertising & Promotion                           8,971        6,436
     Amortization                                      1,350        1,500
     Bad Debts                                        48,023          165
     Depreciation                                     16,226       15,875
     Entertainment                                     1,667          483
     Insurance                                        25,187       24,519
     Professional Fees                                 7,646       10,427
     Maintenance & Repairs                            10,517       13,559
     Office Expense                                   11,842       21,802
     Salaries & Wages                                257,118      227,771
     Postage & Shipping                               19,035       16,507
     Printing                                          4,790        2,921
     Rent                                             40,854       43,845
     Payroll Taxes & Benefits                         30,032       24,500
     Taxes & Licenses                                  1,349        4,538
     Telephone                                        14,783       11,965
     Utilities                                         3,340        3,611
     Front Page & Phone Card                             983       14,780
     Legal & Accounting                               20,887       18,452
     Miscellaneous                                    25,173       25,626
                                                   ---------    ---------
       Total Costs and Expenses                      815,958      829,126
                                                   ---------    ---------
     Net Income Before Tax                        (   10,016)      52,339
     Income Tax Expense                                  -0-        8,107
                                                   ---------    ---------
     Net Income After Tax                         ($  10,016)   $  44,232

     Deficit Beginning of Period                  (  617,044)  (  661,708)
                                                   ---------    ---------
     Deficit End of Period                        ($ 627,060)  ($ 617,476)
                                                   =========    =========
     Income per Common Share (Note 4)             ($    .002)    $   .010
                                                   =========    =========

Weighted average number of common
shares outstanding                                 4,280,500    4,280,500
                                                   =========    =========

The Accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                 - 5 -

                            BEEPER PLUS, INC.
                    Statement of Operations and Deficit
            For the Three Months Ended March 31, 1997 and 1996
                  (See Accountant's Compilation Report)
                              (Unaudited)
                                                   Three Months Ended
                                                   Mar 31       Mar 31
                                                   1997         1996
                                                   ---------    ---------
Revenue & Income:
     Distribution Revenue                          $  48,695    $  96,218
     Service Revenue                                 149,561      153,567
     Pager Sales                                      10,445       13,332
     Front Page Sales                                 41,501       33,784
     Interest Income                                   1,386          622
     Other Revenue                                     1,176        8,447
                                                   ---------    ---------
       Total Revenue                                 252,764      305,970
                                                   ---------    ---------

Operating costs and expenses:
     Cost of Sales                                    77,802      101,930
     Advertising & Promotion                             369          628
     Amortization                                        450          500
     Bad Debts                                        48,023          -0-
     Depreciation                                      5,471        5,291
     Entertainment                                       133          167
     Insurance                                         6,297       10,220
     Professional Fees                                 6,782        5,205
     Maintenance & Repairs                             2,233        2,826
     Office Expense                                    3,609       13,155
     Salaries & Wages                                 81,875       74,980
     Postage & Shipping                                4,797        5,713
     Printing                                          1,116        1,479
     Rent                                             13,659       17,943
     Payroll Taxes & Benefits                         10,508        8,718
     Taxes & Licenses                                    923        1,143
     Telephone                                         3,444        4,106
     Utilities                                           886          654
     Front Page & Phone Card                             -0-        5,212
     Legal & Accounting                                7,862        4,430
     Miscellaneous                                     8,641        7,095
                                                   ---------    ---------
       Total Costs & Expenses                        284,880      271,395
                                                   ---------    ---------
     Net Income Before Tax                        (   32,116)      34,575
     Income Tax Expense                           (    3,315)       5,442
                                                   ---------    ---------
     Net Income After Tax                         ($  28,801)   $  29,133

     Deficit Beginning of Period                  (  598,259)  (  646,609)
                                                   ---------    ---------
     Deficit End of Period                        ($ 627,060)  ($ 617,476)
                                                   =========    =========
     Income per Common Share (Note 4)             ($    .007)   $    .007
                                                   =========    =========

Weighted average number of common
shares outstanding                                 4,280,500    4,280,500
                                                   =========    =========

The Accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 6 -

                          BEEPER PLUS, INC.
                       Statement of Cash Flows
             For the Nine Months Ended March 31, 1997 and 1996
                  (See Accountant's Compilation Report)
                            (Unaudited)

                                                     Nine months ended
                                                    Mar 31       Mar 31
                                                    1997         1996
CASH FLOW FROM OPERATING ACTIVITIES
     Net Income (Loss)                             ($  10,016)   $  44,232
     Depreciation                                      16,226       15,875
     Amortization                                       1,350        1,500
     (Increase) Decrease in:
          Accounts Receivable                          52,543    (   6,175)
          Inventories                                   4,194       22,215
          Prepaid Expenses                              4,119       15,384
          Deferred Tax Asset                              -0-        8,107
     Increase (Decrease) in:
          Accounts Payable                          (   3,043)   (  11,656)
          Accrued Expenses                              1,183    (   1,308)
          Deferred Service Revenue                     69,720
          Deferred Revenue                          (   3,120)   (   2,505)
                                                    ---------    ---------
     NET OPERATING CASH                               133,156       85,669
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                          (    5,579)         -0-
                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (Decrease) in:
          Long-Term Debt                           (  10,000)          -0-
                                                    ---------    ---------
Net Increase (Decrease) in cash                       117,577       85,669

Cash, beginning of period                             135,211       94,444
                                                    ---------    ---------
Cash, end of period                                 $ 252,788    $ 180,113
                                                    =========    =========

The Accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 7 -

                             Beeper Plus, Inc.
                Summary of Significant Accounting Policies
                      and Notes to Financial Statements
                           March 31, 1997

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

                         Beeper Plus, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        March 31, 1997

NOTE 1 - Fixed Assets:
----------------------
                                             Mar 31         June 30
                                              1997           1996
                                           ---------       ---------
     Furniture and Equipment               $ 459,842       $ 454,262
     Leasehold Improvements                   12,380          12,380
                                           ---------       ---------
       Total Fixed Assets                    472,222         466,642
     Accumulated Depreciation             (  442,031)     (  425,804)
                                           ---------       ---------
       Net Fixed Assets                    $  30,191       $  40,838
                                           =========       =========


NOTE 2 - Distributorships:
--------------------------
The Company purchased the Dallas distributorship from Arthur
Stevens on April 11, 1996 for $12,000. The asset was recorded at cost and is amortizable over a period of fifteen years. The
Michigan Distributorship is amortized at $250 per quarter with $250 remaining to be amortized at March 31, 1997.


NOTE 3 - Loans from Related Parties:
------------------------------------
Loans from related parties consist of a non-interest bearing note due to shareholder Jamie Thompson in the amount of $26,000.
$10,000 was paid on this note in the quarter ended March 31, 1997.


NOTE 4 - Earnings per Share:
----------------------------
The computation of earnings per share is based on the weighted average number of outstanding common shares.

                             Beeper Plus, Inc.
                 Summary of Significant Accounting Policies
                     and Notes to Financial Statements
                             March 31, 1997


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
                                  =========

During 1994 the Company adopted FASB Statement 109 on accounting for income taxes. The deferred tax asset for the net operating loss above is as follows:

                                         Deferred Tax Asset
                                         ------------------
     Balance at June 30, 1994                  $ 114,060
     Used for Fiscal 1995                     (    5,314)
                                               ---------
     Balance at June 30, 1995                    108,746
     Used for Fiscal 1996                     (    8,221)
                                               ---------
     Balance at June 30, 1996                    100,525
     Used for Nine Months 3/31/97             (      -0-)
                                               ---------
     Balance at March 31, 1997                $  100,525
                                               =========

                          Beeper Plus, Inc.
                             Form 10-Q
                           March 31, 1997


Item II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations.


Financial Statements:
---------------------
In the opinion of Management, the accompanying Financial Statements contain all adjustments which are normal and of a recurring nature and necessary to present fairly Beeper Plus, Inc.'s Balance Sheet as of June 30, 1996 (audited) and March 31, 1997 (unaudited), and Statement of Operations for the nine months ended March 31, 1996 and 1997.


Financial Condition:
--------------------
As of March 31, 1997 the Company has working capital in the amount of $222,229 compared to $220,248 as of June 30, 1996.
Operating activities provided a cash flow in the amount of $133,156 for the nine months ended March 31, 1997. Management anticipates that its operations should generate sufficient income to cover operating expenses and debt services in future periods.


Results of Operations:
----------------------
During the nine month period ended March 31, 1997, the Company continued its pursuit of promoting and selling its product "The Front Page" to paging carriers located throughout the United States and has continued its operation of the "Sports Page" product throughout the country. Revenues decreased by $75,523 as compared to the nine month period ending March 31, 1996 while expenses decreased by $13,168. Bad debt expense in the amount of $48,023 for this nine month period consists of the recognition of an allowance for doubtfull accounts.

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

                          Beeper Plus, Inc.
                             Form 10-Q
                           March 31, 1997


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

ITEM 3 - Defaults Upon Senior Securities:
-----------------------------------------
Not Applicable.


ITEM 4 - Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------
None.


ITEM 5 - Related Party Transactions:
------------------------------------
See Note 3 to Financial Statements.


ITEM 6 - Exhibits and Reports on Form 8-K:
------------------------------------------
Not Applicable.

                           Beeper Plus, Inc.
                              Form 10-Q
                            March 31, 1997




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