Form 10-K
period 1997-06-30
BEEPER PLUS INC
filed 1997-09-29
CIK 793595

BEEPER PLUS
                              ANNUAL REPORT
                        Year Ended June 30, 1997

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1997

Commission File Number:  33-5516-LA

Beeper Plus, Inc.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

Nevada                            88-0219239
------------------------          ------------------------------------
(State of Incorporation)          (IRS Employer Identification Number)

3900 Paradise Road, Ste 201  Las Vegas, NV        89109
-----------------------------------------------------------
(Address of Principal Executive Offices)         (Zip Code)


Registrant's telephone number, including area code:  (702) 737-5560

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes X      NO

As of June 30, 1997, 4,288,000 shares of Common Stock of Beeper Plus, Inc. were outstanding. The aggregate market value of the common stock held by persons other than officers and directors of the Registrant and holders of more than 10% of the Registrant's common stock was approximately $123,883. (Based upon the average of the opening bid and low asked prices of these shares).

                               PART I

ITEM 1. BUSINESS
-----------------

A. General Development of the Business
--------------------------------------
Beeper Plus, Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 25, 1986. On March 31, 1986, the Company entered into a Plan and Agreement of Merger with Dial-a-Score, Inc. (Dial), a Nevada Corpor-ation, to acquire all of its assets and outstanding shares of Common Stock from its sole shareholder.

The Company disseminates sports information utilizing contracted paging services directly to customers nationwide, including Hawaii, Alaska and the Caribbean, through a hand-held alpha-numeric pager called The Sports Page. The Company also utilizes independent distributors to provide The Sports Page to clients in four locations throughout the United States. The distribtors in each territory enter into Distribution Agreements which provide that a percentage or minimum as per their contract of gross revenues earned by the distributor is paid to the Company. Also pursuant to the Agreement, the distributor is typically required to pay the Company a minimum monthly fee, thus ensuring a minimum monthly revenue for the Company.

B. Financial Information About Industry Segment
-----------------------------------------------
The Company operates in mainly one industry segment, involving the dissemination of computer data sports information. However, the Company has introduced another product to the industry known as "The Front Page" which involves the dissemination of computer data news information.

C. Narrative Description of Businesses
--------------------------------------
The Company has been marketing its sports information service nationwide, in-cluding Hawaii, Alaska and the Caribbean. To date the Company has continued to enter into additional markets without utilizing distributors. The Company maintains four existing distributorship contracts in Hawaii, Northern Califor-nia, Florida and New England.

The Company, through its contracted paging services throughout the country, com-municates sports information to customers through a hand-held battery operated alpha-numeric pager called The Sports Page. The Company has terminated distrib-utorships in Chicago, Dallas and Maryland, and has started to service these territories directly through contracted paging services.

The Sports Page displays a variety of sports data on a four-line LCD screen. Three different wire services feed information to The Sports Page through a series of satellite transmissions that originate at a particular sporting event and are sent to a home-base computer and uplink facility in Las Vegas. From Las Vegas, signals are sent through satellite to transmitters positioned in cities around the contry. These local transmitters then relay UHF, VHF and 900 MHz signals to The Sports Page, within a 30 to 150 mile radius of their loca-tion. The Sports Page displays information about sporting events on its LCD screen, including partial and final scores, game schedules, pitching changes, injuries and weather conditions and can also be utilized as a personal pager.

The information displayed on The Sports Page is updated as often as every three minutes. The three wire services used by the Company are "The Sports Network"
(TSN), "The Sports Wire", and Don Best. The arrangements are not exclusive and the wire services have other customers. The Company is not reuqired to maintain paging licenses. Such licenses to provide personal paging services are held by paging companies that have contracts to provide paging services on behalf of the Company (the Company acts as a reseller of personal paging services). The pagers used by the customers are sold by the Company.

The Company intends to continue expansion into other information markets at such time as the demand arises. The Company will be using the same methods of trans-mitting information.

On March 23, 1992, the Company signed a joint venture agreement with NDC "National Dispatch Center" located in San Diego, California. Beeper Plus, Inc. and NDC together shall sell and promote the Front Page product. The product name has been changed to "News-Master/Front Page". In February 1993, the Company entered into a contract with National Dispatch Center (NDC) such that NDC will conduct all the monthly billing for all Front Page Subscribers. Beeper Plus, Inc. will maintain and enhance the product and continue in sales and mar-keting. The types of news provided in the "The Front Page" service include headline and top story updates, weather forecasts, daily business reports, daily sporting event results and television listings and weekly entertainment head-lines and listings. The information sources utilized by the "The Front Page" service include various wire services such as U.P.I. and T.S.N. Information up-dates are provided in excess of fifty times a day. During times of emergency, such as the 1989 San Francisco earthquake and Hurricane Andrew's assault on Florida, the Front Page has proven to be an invaluable tool in providing critical local news to residents without power.


                              Accessing the Sports Information
                              --------------------------------
Access to the Company's sports information is designed with an eye towards con-venience. The Sports Page provides immediate sports information and updated weather and racing results. For instance, during the professional and college football season, the scores of every professional game and the most actively watched college football games are displayed on the pager throughout the course of the event.

The Sports Page alerts the customer when a new score is received by displaying a message of the most current score and team names of the combatants. Upon being alerted by the pager, the customer presses a button on the pager and the desired team name and score is displayed. This same process is utilized to alert the customer to injuries, weather conditions, racing results, hockey results, short stories related to sports events, statistics, probable pitchers for baseball, results of boxing matches and other sports news.

                         Market and Marketing
                         --------------------
Currently the Company has no intention to engage any distributor for any new territory. The Company has been and will be marketing its products directly. The Company will continue to rely on current distributors and their ability to successfully market The Sports Page product in their territories. The Sports Page has received national recognition in newspapers and magazines throughout the country.

                           New Products
                           ------------
The Company is continuing to research new products and improve existing products.

                           Competition
                           -----------
The dissemination of sports information is a competitive industry. There are a number of entities which could be considered direct or indirect competition with the company in disseminating sports information. The Company, at this time, has identified several other companies in direct competition which disseminate sports information by virtue of a hand-held pager, one of which is a former terminated distributor of the New York, New Jersey, and Philadelphia territory. Indirect competition comes from cable television sports channels, commercial television sports new programs, sports information periodicals, the sports sec-tion of newspapers, radio, direct dial "900" score lines and online computer services.


                              Management
                              ----------
An annual meeting of shareholders was held on March 28, 1997 in Las Vegas, Nevada. The following persons were elected as Directors of the Company until the next annual meeting of stockholders and until their successors are duly elected and qualified: Basil B. Newton, May C. Newton and Kevin L. Persinger. Basil B. Newton is President and Chairman of the Board and May C. Newton is Vice President of Operations, Secretary/Treasurer and Chief Financial Officer. As of June 30, 1997, the Company has seventeen technical, administrative and clerical personnel.

D. Financial Information About Foreign and Domestic Operations and Export Sales.
--------------------------------------------------------------------------------
The Company has no foreign operations or export sales. The Company's operations are within the United States, primarily in the State of Nevada. The financial information regarding its domestic operations in the United States is contained in the Financial Statements included in this report.

ITEM 2.  PROPERTIES
-------------------
The Company owns no real property. The Company does not own or lease any paging transmitters. The Company has arrangements with the paging companies which pro-vide for priority transmission rights. The Company, as of March 1, 1989, moved all of its facilities to one office space area located at 3900 Paradise Road, Suite 201, Las Vegas, Nevada. The office space is leased from a non-affiliated lessor and is approximately 2,400 square feet. The term of the lease is 36 months beginning January 1, 1997 and ending December 31, 1999. The base minimum monthly rent for the term of this lease is $4,296 per month for January 1, 1997 to December 31, 1997. The rental rate is increased each January thereafter in accordance with the consumer price index.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------
None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
An annual meeting of shareholders was held on March 28, 1997 in Las Vegas, Nevada. The following matters were submitted to a vote of security holders:
Joseph F. Zerga, Ltd. was appointed as auditor for the fiscal year ended June 30, 1997. The following persons were elected as Directors of the Company until the next annual meeting of stockholders and until their successors are duly elected and qualified:
                                Basil B. Newton
                                May C. Newton
                                Kevin L. Persinger

The stockholders have approved the acquisition of additional technologies and/or companies and allowed the Board of Directors and Officers of the Company to raise additional capital.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------------
        MATTERS
        -------
The Company's Common Stock, par value $.01, is currently listed on the Bulletin Board. The Company's registration statement was declared effective by the Securities and Exchange Commission on June 20, 1986. As of its fiscal year end, June 30, 1997, there were no trades through the National Association of Securities Dealers. The Bulletin Board does not constitute an established public market as described in item 201(a)(1) of Regulation S-K.

The market price information for the common equity pursuant to Item 201(a)(i)
(iii) for each quarter from January 1, 1995, through June 30, 1997, was as follows:

                           Bid Prices         Asked Price
                         High      Low       High     Low
                         ----      ---       ----     ---
1995   First Quarter    $ .070    .004       .080    .060
       Second Quarter   $ .040    .004       .060    .060
       Third Quarter    $ .040    .001       .060    .020
       Fourth Quarter   $ .020    .001       .080    .020

1996   First Quarter    $ .030    .020       .080    .080
       Second Quarter   $ .040    .010       .080    .080
       Third Quarter    $ .040    .040       .095    .080
       Fourth Quarter   $ .050    .040       .095    .080

1997   First Quarter    $ .050    .050       .095    .080
       Second Quarter   $ .050    .050       .095    .095


The above bid and asked quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

No dividends have been declared with respect to the Common Stock since the Company's inception, and the Company does not anticipate paying dividends in the foreseeable future. However, there are no restrictions on the ability of the Company to declare dividends on its common stock.

On June 30, 1997, the approximate number of holders of record of the Company's $.01 par value Common Stock was 266.

   ITEM 6. SELECTED FINANCIAL DATA
  --------------------------------

                                 Year Ended June 30
                   1997        1996        1995        1994        1993
                   ----        ----        ----        ----        ----
Net sales -
  Operating
  Revenue          $1,024,509  $1,150,270  $1,335,881  $1,341,292  $1,403,189

Net Income (Loss)  (   29,340)     52,887      35,425     232,095     138,643

Net Income (Loss)
  Per Common Share
  Outstanding      (      .01)        .01         .01         .06         .03

Balance Sheet Data
------------------
Working Capital
  (Deficiency)        207,569     220,249     149,678      36,510  (  100,757)

Total Assets          475,489     430,699     397,819     556,203     453,263

Total Liabilities     130,042      56,287      68,073     262,068     391,283

Stockholders'
  Equity              345,447     374,412     329,746     294,135      61,980

Long Term Debt          - 0 -       - 0 -       - 0 -       - 0 -      86,496

               The Company has not paid any dividends on its stock.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

                        Liquidity and Capital Reserves
                        ------------------------------
As of June 30, 1997, the Company has working capital of $207,569 compared to $220,249 in fiscal year ended June 30, 1996. Operating activities provided $144,609 of cash flow, which was used in part to repay $10,000 of related party loans and purchase $14,199 of furniture and equipment. Net cash increased by $120,410 during the year.

Management anticipates that its operations should generate sufficient income to cover operating expenses and debt service in future periods. The Company has no lines of credit or other financing arrangmeent in place and at the present time has no plans to offer additional Common Stock for sale in any public or private offering.

                           Results of Operations
                           ---------------------

                  Fiscal Year Ended June 30, 1997 Compared to
                  -------------------------------------------
                         Fiscal Year Ended June 30, 1996
                         -------------------------------
During the fiscal year ended June 30, 1997, revenues were $1,024,509 as compared to $1,150,270 for the fiscal year ended June 30, 1996, representing a decline in revenue of $125,761 in fiscal 1997. The Company's statement of operations for the fiscal year ended June 30, 1997, reflects a net loss of $29,340, compared to net income of $52,887 in fiscal 1996. Bad debts in the amount of $69,523 for accounts for which collection is deemed to be doubtful were recog-nized in the year ended June 30, 1997.


                  Fiscal Year Ended June 30, 1996 Compared to
                  -------------------------------------------
                         Fiscal Year Ended June 30, 1995
                         -------------------------------
During the fiscal year ended June 30, 1996, revenues were $1,150,270 as compared to $1,335,881 for the fiscal year ended June 30, 1995, representing a decline in revenue of $185,611 in fiscal 1996. Despite this decline in revenue, the Company's 1996 statement of operations reflects net income of $52,887, an increase of $17,462 from fiscal 1995.


                  Fiscal Year Ended June 30, 1995 Compared to
                  -------------------------------------------
                         Fiscal Year Ended June 30, 1994
                         -------------------------------
During the fiscal year ended June 30, 1995, revenues were $1,335,881 as compared to $1,341,292 for the fiscal year ended June 30, 1994. This $5,411 decrease in revenues was primarily attributable to a reduction in revenues generated by Front Page sales. The revenues generated from the customer monthly services increased in fiscal 1995. As a result, the Company's statement of operations for the year ended June 30, 1995 reflects net income of $35,425.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
Financial Statements and Supplementary Data are listed in Part IV, Item 14 of this Annual Report Form 10-K.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------
No disagreements with Accountants for the year ended June 30, 1997.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
The following table sets forth certain information regarding each director and executive officer of the Company:

Name                     Age      Position
----                     ---      --------
Basil B. Newton          74       President, Chairman of the Board and Director.

May C. Newton            72       Vice President of Operations, Director, Chief
                                  Financial Officer, and Secretary/Treasurer.

Kevin Persinger          31       Director, Computer Programmer.


The Directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors are duly elected and qualified. Officers of the Company serve at the discretion of the Board of Directors and are appointed by the Board of Directors. Basil Newton and May Newton are husband and wife.

Basil B. Newton was president/part owner of various casinos in London, England and St. Maarten Island in the Caribbean. Mr. Newton developed the idea of disseminating major league sports results through alpha-numeric paging systems and established Beeper Plus, Inc. to undertake such a venture. Mr. Newton was appointed Vice-President by the Board of Directors on April 15, 1988, and was elected Presidnet of Beeper Plus, Inc. on October 5, 1992.

May C. Newton had prior banking experience before joining Beeper Plus, Inc. at its inception. Mrs. Newton held the position of Vice-President of Operations and is also a Director of the Company. Mrs. Newton holds the position as Chief Financial Officer and Secretary/Treasurer of the Company.

Kevin Persinger was elected as Director of the Company on March 10, 1995. Kevin Persinger joined the Company on September 18, 1990 as Computer Operator and was promoted to Computer Programmer. He holds an associate degreein Business In-formation Systems.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
The following table sets forth the total compensation paid by the Company for its fiscal year ending June 30, 1997, to each of the executive officers of the Company. During the fiscal years ending June 30, 1995, 1996, and 1997, no Officer or Director of the Company received cash remuneration in excess of $60,000. There are no standard arrangements for the compensation of directors.

                 Capacity                      Cash
Name             Served                        Compensation
----             ------                        ------------
                                               1997      1996      1995
                                               ----      ----      ----
Basil Newton     President, Chairman
                 of Board of Directors         $37,721   $36,753   $40,875

May Newton       Secretary/Treasurer,           13,471    13,255    11,800
                 Director, Chief Financial
                 Officer, Vice President
                 of Operations

Nancy Troy (i)   Chief Financial Officer           -0-       -0-     4,012
                 Secretary/Treasurer, Director

Kevin Persinger  Director                       32,522    31,355    28,750

All Officers and Directors as a group          $83,714   $81,363   $85,437
                                               =======   =======   =======

(i) Nancy Troy resigned as Chief Financial Officer, Secretary/Treasurer and Director as of July 29, 1994.

No retirement, pension, profit sharing or similar program has been adopted by the Company. No warrants or options are currently outstanding and none have been granted to any Officer, Director or other employee of the Company. The Company may offer stock bonuses, stock options, profit sharing or pension plans to key employees or executive officers of the Company in such amounts and upon such conditions as the Board of Directors may in its sole discretion determine.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

A.  Security Ownership of Certain Beneficial Owners
---------------------------------------------------
The persons set forth on the chart below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Stock:

                                  Number of             Percentage
Name/Address                      Shares Owned          Owned
------------                      -----------           ----------
Cede & Company (*)                699,256               16.31%
P.O. Box 20
Bowling Green Station
New York, NY 10004

May C. Newton                     631,413               14.73%
47 Princeville Lane
Las Vegas, NV 89113

Basil B. Newton                   881,600               20.56%
47 Princeville Lane
Las Vegas, NV 89113

Samuel A. Francis                 362,500                8.45%
2610 San Mateo NE, #A
Albuquerque, NM 87110


* CEDE & Company is a nominee for Depository Trust Company. The Company has been unable to determine how many shareholders this represents.


B.  Security Ownership of Management
------------------------------------
Information concerning the number and percentage of shares of the Company's outstanding Common Stock beneficially owned by Officers and Directors is set forth on the chart below.

                                         Number of      Percentage
Name                                     Shares Owned   Owned
---------                                ------------   ----------
Basil B. Newton                             881,600      20.60%
May C. Newton                               631,413      14.75%
Kevin Persinger                               2,000       0.05%
                                         ----------      ------
All Officers & Directors as a Group       1,515,013      34.40%
                                         ==========      ======

      ]

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
At June 30, 1997, the Company owed one shareholder a total of $26,000, $10,000 was repaid during the year ended June 30, 1997. This loan has been classfied as a current liability, as no specific due dates have been determined. This loan does not provide for interest payment and its terms are as favorable to the Company as those which could have been obtained from a third party in an arm's length transaction.

                                IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

Documents filed as part of this report:
--------------------------------------
                                                                     Page No.
                                                                     --------
1.  Financial Statements

    Independent Auditors' Report -
      June 30, 1997 and 1996                                              16
     Balance Sheets -
      June 30, 1997 and 1996                                              17
    Statements of Operations - Years Ended
      June 30, 1997, 1996 and 1995                                     18-19
    Statements of Shareholders' Equity
      Years Ended June 30, 1997 and 1996                                  20
    Statements of Cash Flows - Years Ended
      June 30, 1997 and 1996                                              21
    Summary of Significant Accounting Policies
      and Notes to Financial Statements                                22-26

                                                                     Page No.
                                                                     --------
2.  Financial Statement Schedules

    Independent Auditors' Report on Financial
      Statement Schedules - June 30, 1997 and 1996                      S-1
    Schedule I - Property, Plant and Equipment                          S-2
    Schedule II - Accumulated Depreciation and
      Amortization of Property, Plant and Equipment                     S-3

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required informaiton is shown in the financial statements or notes thereto. Columns omitted from the schedules filed have been omitted because the information is not applicable.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be-half by the undersigned, thereunto duly authorized.

                                           Beeper Plus, Inc.
                                           -----------------
                                           (Registrant)

        09/18/97                  Basil B. Newton
Dated: --------------------    By ------------------------------
                                  Basil B. Newton
                                  President and Chairman
                                  of the Board


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        09/18/97                 Basil B. Newton
Dated: --------------------   By ------------------------------
                                 Basil B. Newton
                                 President and Chairman
                                 of the Board

        09/18/97                 May C. Newton
Dated: -------------------    By -----------------------------
                                 May C. Newton
                                 Secretary/Treasurer
                                 Chief Financial Officer
                                 Director

                           Financial Statements

                                   of

                             Beeper Plus, Inc.

                  Years Ended June 30, 1997, 1996 and 1995

                           Beeper Plus, Inc.
              Years Ended June 30, 1997, 1996 and 1995

                           TABLE OF CONTENTS

                                                                      Page #
                                                                      ------

Independent Auditor's Report                                              16

Financial Statements:

     Balance Sheet                                                        17

     Statements of Operations                                          18-19

     Statements of Shareholders' Equity                                   20

     Statements of Cash Flows                                             21

     Summary of Significant Accounting Policies
          And Notes to Financial Statements                            22-26

Independent Auditors' Report on Financial
     Statement Schedules                                                 S-1

Schedule I - Property, Plant and Equipment                               S-2

Schedule II -  Accumulated Depreciation and                              S-3
               Amortization of Property, Plant
               and Equipment

Joseph F. Zerga, Ltd.
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702) 732-2775


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors
Beeper Plus, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Beeper lus, Inc. as of June 30, 1997 and 1996 and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stand-ards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by man-agement, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beeper Plus, Inc. as of June 30, 1997 and 1996 and the results of operations and its cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with gen-erally accepted accounting principles.

Las Vegas, Nevada
September 16, 1997

                               Beeper Plus, Inc.
                                 Balance Sheet
                             June 30, 1997 and 1996

                                    ASSETS

                                                     1997          1996
                                                     ----          ----
Current Assets:
  Cash                                               $255,621      $135,211
  Accounts Receivable (Net of
    allowance for doubtful accounts
    of $88,969 & $34,211 for 1997
    and 1996)                                          55,734       130,827
  Inventories                                          14,705        26,315
  Prepaid Expenses                                     11,551         8,615
                                                     --------      --------
       Total Current Assets                           337,611       300,968
                                                     --------      --------
 Furniture, Fixtures & Equipment, net
   of Depreciation (Note 1)                            26,353        40,838
                                                     ---------     --------
Other Assets:
  Deferred Tax Assets (Note 6)                        100,525       100,525
  Distributorship, net (Note 2)                        11,000        12,800
                                                     --------      --------
       Total Other Assets                             111,525       113,325
                                                     --------      --------
TOTAL ASSETS                                         $475,489      $455,131
                                                     ========      ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable, Trade                            $  1,057      $  8,957
  Deferred Service Revenue                             87,546        24,432
  Deferred Distributorship Revenue                      1,650         5,810
  Other Accrued Expenses                               13,789         5,520
  Loans from Related Parties (Note 3)                  26,000        36,000
                                                     --------      --------
       Total Current Liabilities                      130,042        80,719
                                                     --------      --------
Long-term Debt (Note 4)                                   -0-           -0-
                                                     --------      --------
Stockholders' Equity:
  Common stock, par value $.01 per share;
    authorized 10,000,000 shares; issued
    and oustanding 4,285,500                          42,880         42,805
  Additional Paid-In Capital                         948,950        948,650
  Accumulated Deficit                               (646,383)      (617,043)
                                                    --------       --------
        Total Stockholders' Equity                   345,447        374,412
                                                    --------       --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $475,489       $455,131
                                                    ========       ========

The accompanying summary of Significant Accounting Policies and Notes are an integral part of these financial statements.

                                - 17 -

                            Beeper Plus, Inc.
                        Statement of Operations
           For the Years Ended June 30, 1997, 1996, and 1995

                                     1997           1996          1995
                                     ----           ----          ----
REVENUE:
 Monthly Distributorship Revenue     $  197,860     $  309,522     $  397,080
 Monthly Service Revenue                616,713        605,233        685,956
 Pager Sales                             53,282         59,499         83,462
 Phone Card Sales                           -0-         23,859         34,972
 Front Page Sales                       143,192        128,864        132,213
 Other Revenue                           13,462         23,293          2,198
                                     ----------     ----------     ----------
 TOTAL REVENUE                        1,024,509      1,150,270      1,335,881
                                     ----------     ----------     ----------

OPERATING COSTS AND EXPENSES:

 Cost of Sales                          335,636        449,700        505,306
 Advertising and Promotion                9,080          6,436         11,647
 Amortization                             1,800          2,200         46,131
 Bad Debts                               69,523            165         57,710
 Depreciation                            17,247         27,484         29,994
 Entertainment                            2,092            618          1,239
 Insurance                               31,013         29,247         23,013
 Professional Fees                       12,050         11,633         10,481
 Maintenance and Repairs                 11,221         18,505         18,916
 Office Supplies and Expense             11,966         26,270         14,245
 Salaries and Wages                     342,693        309,263        347,265
 Postage and Shipping                    21,991         24,398         21,105
 Printing                                 5,378          4,599          4,219
 Office Rent                             53,170         53,230         47,078
 Payroll Taxes and Other Benefits        40,274         33,934         38,348
 Taxes and Licenses                       2,534          4,828          3,439
 Telephone                               17,494         19,345         18,722
 Utilities                                4,367          4,832          4,639
 Front Page & Phone Card Expense            983         18,016         25,045
 Legal and Accounting                    26,639         24,656         36,197
 Miscellaneous                           41,742         30,029         32,424
                                     ----------     ----------     ----------
       TOTAL OPERATING COSTS
            AND EXPENSES             $1,058,893     $1,099,388     $1,297,163
                                     ----------     ----------     ----------

The accompanying summary of Significant Accounting Policies and Notes are an integral part of these financial statements.

                                - 18 -

                                Beeper Plus, Inc.
                       Statement of Operations (Continued)
              For the Years Ended June 30, 1997, 1996, and 1995

                                 1997             1996            1995
                                 ----             ----            ----
Operating Income                 ($   34,384)     $   50,882      $   38,718

Other Revenue (Expense):
  Interest Income                      5,044           2,005             344
  Interest Expense                       -0-             -0-     (     3,637)
                                  ----------      ----------      ----------
  Total                                5,044           2,005           3,293
                                  ----------      ----------      ----------
Income (Loss) Before Income
        Tax (Note 6)             (    29,340)         52,887          35,425

  Income Tax - Current                   -0-     (     8,221)    (     5,314)
                                  ----------      ----------      ----------
Net Income                       ($   29,340)     $   44,666      $   30,111
                                  ==========      ==========      ==========

Earnings per share               ($      .01)     $      .01      $      .01

Weighted Average Number of Common
  Shares Outstanding               4,280,911       4,280,500       4,211,184
                                  ==========      ==========      ==========


The accompanying summary of Significant Accounting Policies and Notes are an integral part of these financial statements.

                                 - 19 -

                                 Beeper Plus, Inc.
                        Statement of Shareholders' Equity
                 For the Years Ended June 30, 1997, 1996 and 1995

                                            Add'l
                      Common Stock          Paid-In    Accumulated
                 Shares         Amount      Capital    Deficit        Total
                 ------         ------      -------    -------        -----
Balance
June 30, 1994    4,180,500      41,805      944,150    ( 691,820)     294,135

Issuance of
common stock
to employees
in lieu of
compensation       100,000       1,000        4,500                     5,500

Net Income                                                30,111       30,111
                 ---------      ------      -------    ---------     --------
Balance
June 30, 1995    4,280,500      42,805      948,650    ( 661,709)     329,746

Net Income                                                44,666       44,666
                 ---------      ------      -------    ---------      -------
Balance
June 30, 1996    4,280,500      42,805      948,650    ( 617,043)     374,412

Issuance of
common stock
to employees
in lieu of
compensation         7,500          75          300                       375

Net Income                                             (  29,340)   (  29,340)
                 ---------      ------      -------     --------     --------
Balance
June 30, 1997    4,288,000      42,880      948,950    ( 646,383)   ( 345,447)
                 =========      ======      =======     ========     ========

The accompanying summary of Significant Accounting Policies and Notes are an integral part of these financial statements.

                                 - 20 -

                             Beeper Plus, Inc.
                          Statement of Cash Flows
           For the Years Ended June 30, 1997, 1996, and 1995

                                          1997         1996          1995
                                          ----         ----          ----
Cash Flows from Operating Activities:

Net Income (Loss)                         ($29,340)    $ 44,666      $ 30,111

Adjustments to reconcile net income
to net cash from operating activities:
  Depreciation                              17,247       27,484        29,994
  Amortization                               1,800        2,200        46,130
  Loss on Disposal of Assets                11,437          -0-           -0-
  (Increase) Decrease in Deferred Tax          -0-        8,221         5,314
  Issuance of Stock as Compensation            375          -0-         5,500
  (Increase) Decrease in Accts Receivable   75,093     ( 50,122)     (  7,319)
  (Increase) Decrease in Inventories        11,610       25,310       142,875
  Increase (Decrease) in Accts Payable    (  7,900)    (  7,027)     (191,745)
  Increase (Decrease) in Deferred Revenue   58,955     (  6,680)        4,990
  Increase (Decrease) in Accrued Expenses    8,268        1,921      (  7,240)
  (Increase) Decrease in Prepaid Expenses (  2,936)       6,794      ( 15,409)
                                           -------      -------       -------
Net cash from operating activities         144,609       52,767        43,201
                                           -------      -------       -------
Cash Flows from Investing Activities:
  Capital Expenditures                    ( 14,199)         -0-       ( 3,881)
  Distributorship                              -0-     ( 12,000)          -0-
                                           -------      -------        ------
Net Cash from Investing Activities        ( 14,199)    ( 12,000)      ( 3,881)
                                           -------      -------        ------
Cash Florws From Financing Activities:
  Principal payments on loans to
  related parties                         ( 10,000)         -0-           -0-
                                           -------      -------        ------
Net Cash from Financing Activities        ( 10,000)         -0-           -0-
                                           -------      -------        ------

Net Increase (Decrease) in Cash            120,410       40,767        39,320

Cash at Beginning of Year                  135,211       94,444        55,124
                                           -------      -------       -------
Cash at End of Year                       $255,621     $135,211      $ 94,444
                                          ========     ========      ========

                 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid                             $    -0-      $    -0-      $  3,637
                                          ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of Common Stock as Partial
Consideration for Compensation            $    375      $    -0-      $  5,500
                                          ========      ========      ========

The accompanying summary of Significant Accounting Policies and Notes are an integral part of these financial statements.



                               Beeper Plus, Inc.
                   Summary of Significant Accounting Policies and
                            Notes to Financial Statements
                 For the Years Ended June 30, 1997, 1996, and 1995


                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                      ------------------------------------------

The Company:
-----------
Beeper Plus, Inc. (the Company) was incorporated under the laws of the State of Nevada on March 25, 1986. On March 31, 1986, the Company acquired Dial-A-Score, Inc. a Nevada corporation which was incorporated on July 5, 1985. Dial-A-Score, Inc. was a privately held company with one stockholder, who is also a director of the Company. Because Dial-A-Score was under common control for accounting purposes, it is considered to be the predecessor of the Company.

The Company is engaged in the business of providing data services through pagers for all major sporting events.

Inventories:
------------
Inventories of pagers are stated at the lower of cost (first-in, first-out method) or market.

Depreciation:
------------
Furniture, fixtures and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives of five to seven years.

Maintenance, Repairs and Renewals:
---------------------------------
Maintenance, repairs and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as in-curred. Gains or losses on dispositions of equipment are included in opera-tions.

Amortization:
------------
The Company amortizes new distributorships purchased over 15 years.

Deferred Distributorship Revenue:
--------------------------------
Deferred revenue results from receipts of initial fees on distributorship agree-ments, which normally are for an initial term of one year. Since such agree-ments are generally renewable at the option of the distributor, the deferred revenue is recognized ratably over the estimated three year period until the continuing monthly fees will cover the cost of continuing services and provide a reasonable profit.

                               Beeper Plus, Inc.
                  Summary of Significant Accounting Policies and
                            Notes to Financial Statements
                For the Years Ended June 30, 1997, 1996, and 1995



Estimates:
----------
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

Earnings per Share:
------------------
The computation of earnings per share is based on the weighted average number of outstanding common shares.

                             Beeper Plus, Inc.
              Summary of Significant Accounting Policies and
                Notes to Financial Statements (Continued)
              For the Years Ended June 30 1997, 1996, and 1995


                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------

NOTE 1 - Furniture, Fixtures and Equipment:
------------------------------------------
Furniture, fixtures and equipment consist of the following:

                         Service Life
                         (Years)    1997          1996          1995
                         -----      ----          ----          ----
Furniture, Fixtures
and Equipment             5 - 7     $271,770      $454,262      $454,262
Leasehold Improvements      5         12,380        12,380        12,380
                                    --------      --------      -------
   Total Fixed Assets                284,150       466,642       466,642
Less Accumulated Depreciation       (257,797)     (425,804)     (398,320)
                                    --------      --------      --------
  Net Fixed Assets                  $ 26,353      $ 40,838      $ 68,322
                                    ========      ========      ========


NOTE 2 - Distributorship:
------------------------
On April 11, 1996, the Company purchased the Dallas distributorship from Arthur Stevens for $12,000. The asset was recorded at cost and is amortizable over a period of fifteen years.

NOTE 3 - Loans from Related Parties:
-----------------------------------
Loans from related parties include the following:

                                         1997       1996       1995
                                         ----       ----       ----
Notes Payable to Shareholders (Jamie
   Thompson) Non-Interest Bearing        $ 26,000   $ 36,000   $ 36,000
                                         ========   ========   ========

Payment on this note in the amount of $10,000 was made in February of 1997. No other payments have been made on loans from related parties for the three year period ended 6/30/97.


NOTE 4 - Long Term Debt:
-----------------------
The Company had no Long Term Debt obligations during the three year period ended 6/30/97.

                              Beeper Plus, Inc.
                 Summary of Significant Accounting Policies and
                   Notes to Financial Statements (Continued)
                For the Years Ended June 30, 1997, 1996, and 1995

NOTE   5 - Committments and Contingencies
-----------------------------------------

                             Operating Leases
                             ----------------
The Company leases office space under a non-cancelable operating lease.  (See
Item 2 Form 10-K). Rents are adjusted each January based on the Consumer Price Index (CPI). Future minimum lease payments (unadjusted for CPI) are as follows:

       Year Ending June 30, 1998               $ 51,552
       Year Ending June 30, 1999                 51.552
       Six Months Ending December 31, 1999       25,776


NOTE 6 - Income Taxes
---------------------
The Company has net operating loss carryforwards of $674,884, which if not utilized will expire as follows:

               Year Ending              For Financial
               June 30                  Reporting Purposes
               -------                  ------------------
               2003                     $ 187,083
               2004                       308,251
               2005                       168,871
                                        ---------
                                        $ 664,205
                                        =========

During 1994, the Company adopted FASB Statement 109 on accounting for income taxes. The components of deferred tax assets are as follows:

Deferred Tax Asset at July 1, 1993                                $233,500
Tax Benefit of losses carried forward
   for the year ended June 30, 1994                              (  32,380)
Valuation allowance at June 30 1994                              (  87,060)
                                                                  --------
Deferred Tax Asset at June 30, 1994                                114,060
   Less Deferred Tax Used as of June 30, 1995                    (   5,314)
                                                                  --------
Deferred Tax Asset at June 30, 1995                                108,746
   Less Deferred Tax Used as of June 30, 1996                    (   8,221)
                                                                  --------
Deferred Tax Asset at June 30, 1996                                100,525
   Less Deferred Tax Used as of June 30, 1997                          -0-
                                                                  --------
Deferred Tax Asset at June 30, 1997                               $100,525
                                                                  ========

                           Beeper Plus, Inc.
             Summary of Significant Accounting Policies and
               Notes to Financial Statements (Continued)
            For the Years Ended June 30, 1997, 1996, and 1995


NOTE 7 - Common Stock to Officers/Directors/Employees
-----------------------------------------------------
Kevin Persinger, Joel Blakemore and David Stevens, all employees of the Company, each received 2,500 shares of common stock in lieu of compensation in June of 1997.

Joseph F. Zerga, Ltd.
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702) 732-2775



                      INDEPENDENT AUDITORS' REPORT ON
                       FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
Beeper Plus, Inc.
Las Vegas, Nevada


In connection with our audits of the financial statements of Beeper Plus, Inc. as of June 30, 1997, 1996 and 1995, we also audited the financial statement schedules listed under Item 14(a)(2). In our opinion, the financial statement schedules for the years ended June 30, 1997, 1996 and 1995 present fairly in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.


Las Vegas, Nevada
September 16, 1997

                           Beeper Plus, Inc.
              Schedule 1 - Property, Plant and Equipment
            For the Years Ended June 30, 1997, 1996 and 1995


Furniture Fixtures                 June 30        June 30         June 30
and Equipment                      1997           1996            1995
------------------                 -------        -------         -------
Balance at Begin-
ning of the Year                   $ 466,642      $ 466,642       $ 462,761

Additions                             14,199            -0-           3,881

Disposals                          ( 196,691)           -0-             -0-
                                   ---------      ---------       ---------
Balance at End
of the Year                        $ 284,150      $ 466,642       $ 466,642
                                   =========      =========       =========

                             Beeper Plus, Inc.
          Schedule II - Accumulated Depreciation and Amortization
                      of Property, Plant and Equipment
            For the Years Ended June 30, 1997, 1996 and 1995



Accumulated                   June 30          June 30        June 30
Depreciation                  1997             1996           1995
------------                  ---------        --------       -------
Balance at Begin-
ing of the Year               $ 425,804        $ 398,320      $ 368,326

Expenses                         17,247           27,484         29,994

Disposals                     ( 185,254)             -0-            -0-
                              ---------        ---------      ---------
Balance at End
of the Year                   $ 257,797        $ 425,804      $ 398,320
                              =========        =========      =========