Form 10-Q
period 1997-09-30
BEEPER PLUS INC
filed 1997-11-12
CIK 793595

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

                     For Quarter Ended 09/30/97

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

------------------------------------------------------------------
Former name, address and fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---    ---


Class                                       Outstanding at Sept 30, 1997
-------------------------------------------------------------------------
Common Stock, par value $.01 per share      4,288,000

                        Beeper Plus, Inc.
                          Form 10-Q
               Quarter Ended September 30, 1997

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

Joseph F. Zerga, Ltd.
Certified Public Accountants
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702)732-2775



To the Board of Directors
and Stockholders of
Beeper Plus, Inc.

We have compiled the accompanying balance sheet of Beeper Plus, Inc. as of September 30, 1997 and the related statements of operations, deficit, and cash flows for the three months ended September 30, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the year ended June 30, 1997 were audited by us and we expressed an unqualified opinion on them in our report dated September 16, 1997, but we have not performed any auditing procedures since that date.

                                Joseph F. Zerga
Las Vegas, Nevada
November 7, 1997

                         BEEPER PLUS, INC.
                          Balance Sheet
               September 30, 1997 and June 30, 1997

                                              Sept 30         June 30
                                              1997            1997
                                              ---------       ---------
                                              (Unaudited)
ASSETS
Currents Assets
     Cash                                     $ 256,863       $ 255,621
     Accounts Receivable                         72,519          55,734
     Inventories                                 17,615          14,705
     Other Current Assets                        21,303          11,551
                                              ---------       ---------
         Total Current Assets                   368,300         337,611
                                              ---------       ---------
Fixed Assets:
     Net of Depreciation (Note 1)                23,257          26,353
                                              ---------       ---------
Other Assets:
     Distributorships, Net (Note 2)              10,800          11,000
     Deferred Tax Assets (Note 5)                96,425         100,525
                                              ---------       ---------
       Total Other Assets                       107,225         111,525
                                              ---------       ---------
     TOTAL ASSETS                             $ 498,782       $ 475,489
                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Acounts Payable                          $   4,983       $   1,057
     Other Accrued Expenses                       6,922          13,789
     Deferred Service Revenue                    91,474          87,546
     Deferred Revenue                               610           1,650
     Loans from Related Parties (Note 3)         26,000          26,000
                                              ---------       ---------
        Total Current Liabilities               129,989         130,042
                                              ---------       ---------
Long-term debt                                    - 0 -           - 0 -
                                              ---------       ---------
Stockholders' Equity:
     Common Stock                                42,880          42,880
     Additional Paid-in Capital                 948,950         948,950
     Accumulated Deficit                      ( 623,037)      ( 646,383)
                                              ---------       ---------
       Total Stockholders' Equity               368,793         345,447
                                              ---------       ---------
     TOTAL LIABILITIES AND EQUITY             $ 498,782       $ 475,489
                                              =========       =========

see accountant's compilation report and notes to financial statements

                                - 4 -

                         BEEPER PLUS, INC.
                Statement of Operations and Deficit
        For the Three Months Ended September 30, 1997 and 1996
                           (Unaudited)
                                                    Three Months Ended
                                                   Sept 30      Sept 30
                                                   1997         1996
                                                   ---------    ---------
Revenue & Income:
     Distribution Revenue                          $  29,646    $  37,125
     Service Revenue                                 182,134      183,223
     Pager Sales                                      11,191       22,615
     Front Page Sales                                 41,390       38,827
     Interest Income                                   1,416          993
     Other Revenue                                       685        5,863
                                                   ---------    ---------
       Total Revenue                                 266,462      288,646
                                                   ---------    ---------
Operating costs and expenses:
     Cost of Sales                                    74,759       95,113
     Advertising & Promotion                           7,109        1,582
     Amortization                                        200          450
     Depreciation                                      3,664        5,285
     Entertainment                                       139          145
     Insurance                                         9,359       10,790
     Professional Fees                                   -0-          364
     Maintenance & Repairs                             2,177        5,339
     Office Expense                                    4,261        3,499
     Salaries & Wages                                 88,249       84,127
     Postage & Shipping                                1,902        8,758
     Printing                                            451        2,104
     Rent                                             13,007       13,512
     Payroll Taxes & Benefits                         11,133        9,491
     Taxes & Licenses                                  2,786          360
     Telephone                                         3,531        6,577
     Utilities                                         1,219        1,805
     Front Page & Phone Card                             -0-          983
     Legal & Accounting                                8,632        7,165
     Miscellaneous                                     6,438        7,652
                                                   ---------    ---------
       Total Costs and Expenses                      239,016      265,101
                                                   ---------    ---------
     Net Income Before Tax                            27,446       23,545
     Income Tax Expense                                4,100        3,531
                                                   ---------    ---------
     Net Income After Tax                          $  23,346    $  20,014

     Deficit Beginning of Period                  (  646,383)  (  617,044)
                                                   ---------    ---------
     Deficit End of Period                        ($ 623,037)  ($ 597,030)
                                                   =========    =========
     Income per Common Share (Note 4)              $    .005     $   .005
                                                   =========    =========
Weighted average number of common
shares outstanding                                 4,288,000    4,280,500
                                                   =========    =========

see accountant's compilation report and notes to financial statements

                                 - 5 -

                          BEEPER PLUS, INC.
                       Statement of Cash Flows
         For the Three Months Ended September 30, 1997 and 1996
                            (Unaudited)

                                                     Three months ended
                                                    Sept 30      Sept 30
                                                    1997         1996
CASH FLOW FROM OPERATING ACTIVITIES
     Net Income (Loss)                              $  23,346    $  20,014
     Depreciation                                       3,664        5,285
     Amortization                                         200          450
     (Increase) Decrease in:
          Accounts Receivable                       (  16,785)      24,482
          Inventories                               (   2,910)   (   1,570)
          Other Current Assets                      (   9,752)       8,590
          Deferred Tax Asset                            4,100        3,531
     Increase (Decrease) in:
          Accounts Payable                              3,926        3,404
          Accrued Expenses                          (   6,867)   (     330)
          Deferred Service Revenue                      3,928          -0-
          Deferred Revenue                          (   1,040)   (   1,040)
                                                    ---------    ---------
     NET OPERATING CASH                                 1,810       62,816
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                          (      568)         -0-
                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (Decrease) in:
          Long-Term Debt                                 -0-          -0-
                                                    ---------    ---------
Net Increase (Decrease) in cash                         1,242       62,816

Cash, beginning of period                             255,621      135,211
                                                    ---------    ---------
Cash, end of period                                 $ 256,863    $ 198,027
                                                    =========    =========

see accountant's compilation report and notes to financial statements

                                - 6 -

                             Beeper Plus, Inc.
                Summary of Significant Accounting Policies
                      and Notes to Financial Statements
                           September 30, 1997

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

                         Beeper Plus, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        September 30, 1997

NOTE 1 - Fixed Assets:
----------------------
                                           Sept 30         June 30
                                           1997            1997
                                           ---------       ---------
     Furniture and Equipment               $ 272,338       $ 271,770
     Leasehold Improvements                   12,380          12,380
                                           ---------       ---------
       Total Fixed Assets                    284,718         284,150
     Accumulated Depreciation             (  261,461)     (  257,797)
                                           ---------       ---------
       Net Fixed Assets                    $  23,257       $  26,353
                                           =========       =========


NOTE 2 - Distributorships:
--------------------------
The Company purchased the Dallas distributorship on April 11, 1996 for $12,000. The asset was recorded at cost and is amortizable over a period of fifteen years.


NOTE 3 - Loans from Related Parties:
------------------------------------
Loans from related parties consist of a non-interest bearing note due to share-holder Jamie Thompson in the amount of $26,000. There were no payments to related parties in the quarter ended September 30, 1997.


NOTE 4 - Earnings per Share:
----------------------------
The computation of earnings per share is based on the weighted average number of outstanding common shares.

                             Beeper Plus, Inc.
                 Summary of Significant Accounting Policies
                     and Notes to Financial Statements
                            September 30, 1997


NOTE 5 - Income Taxes:
----------------------
The Company has net operationg loss carryforwards to fiscal 1997-98 of $664,205, which if not utilized will expire as follows:

        Year Ending
        June 30,
        -----------
          2003                    $ 187,083
          2004                      308,251
          2005                      168,871
                                  ---------
          TOTAL                   $ 664,205
                                  =========

During 1994 the Company adopted FASB Statement 109 on accounting for income taxes. The deferred tax asset for the net operating loss above is as follows:

                                         Deferred Tax Asset
                                         ------------------
     Balance at June 30, 1994                  $ 114,060
     Used for Fiscal 1995                     (    5,314)
                                               ---------
     Balance at June 30, 1995                    108,746
     Used for Fiscal 1996                     (    8,221)
                                               ---------
     Balance at June 30, 1996                    100,525
     Used for Fiscal 1997                     (      -0-)
                                               ---------
     Balance at June 30, 1997                  $ 100,525
     Used for Three Months Ended 9/30/97      (    4,100)
                                               ---------
     Balance at September 30, 1997             $  96,425
                                               =========

                          Beeper Plus, Inc.
                             Form 10-Q
                          September 30, 1997


Item II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations.


Financial Statements:
---------------------
In the opinion of Management, the accompanying Financial Statements contain all adjustments which are normal and of a recurring nature and necessary to present fairly Beeper Plus, Inc.'s Balance Sheet as of June 30, 1997 (audited) and September 30, 1997 (unaudited), and Statement of Operations for the three months ended September 30, 1996 and 1997.


Financial Condition:
--------------------
As of September 30, 1997 the Company has working capital in the amount of $238,311 compared to $207,569 as of June 30, 1997. Operating activities provided a cash flow in the amount of $1,810 for the three months ended September 30, 1997. Management anticipates that its operations should generate sufficient income to cover operating expenses and debt services in future periods.


Results of Operations:
----------------------
During the three month period ended September 30, 1997, the Company continued its pursuit of promoting and selling its product "The Front Page" to paging carriers located throughout the United States and has continued its operation of the "Sports Page" product throughout the country. Revenues decreased by $22,184 as compared to the three month period ending September 30, 1996 while expenses decreased by $26,085.

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

                          Beeper Plus, Inc.
                             Form 10-Q
                          September 30, 1997


                    PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:
---------------------------
The Company has filed suit against a distributor for breach of contract and a judgement has been obtained. No monies have been obtained, however, collection porcedures have been implemented.

ITEM 2 - Changes in Securities:
-------------------------------
None.

ITEM 3 - Defaults Upon Senior Securities:
-----------------------------------------
Not Applicable.


ITEM 4 - Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------
None.


ITEM 5 - Related Party Transactions:
------------------------------------
See Note 3 to Financial Statements.


ITEM 6 - Exhibits and Reports on Form 8-K:
------------------------------------------
Not Applicable.

                           Beeper Plus, Inc.
                              Form 10-Q
                           September 30, 1997




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Beeper Plus, Inc.
                               (Registrant)

                               By  Basil B. Newton          11/12/97
                                   -----------------------  -------------
                                   Basil B. Newton          Date
                                   President