Form 10-Q
period 1997-12-31
BEEPER PLUS INC
filed 1998-02-11
CIK 793595

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

                     For Quarter Ended 12/31/97

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


Class                                       Outstanding at Dec 31, 1997
-------------------------------------------------------------------------
Common Stock, par value $.01 per share      4,288,000

                        Beeper Plus, Inc.
                          Form 10-Q
               Quarter Ended December 31, 1997

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

Joseph F. Zerga, Ltd.
Certified Public Accountants
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702)732-2775



To the Board of Directors
and Stockholders of
Beeper Plus, Inc.

We have compiled the accompanying balance sheet of Beeper Plus, Inc. as of December 31, 1997 and the related statements of operations, deficit, and cash flows for the six months ended December 31, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

                                Joseph F. Zerga
Las Vegas, Nevada
February 9, 1997

                         BEEPER PLUS, INC.
                          Balance Sheet
                December 31, 1997 and June 30, 1997

                                              Dec 30          June 30
                                              1997            1997
                                              ---------       ---------
                                              (Unaudited)
ASSETS
Currents Assets
     Cash                                     $ 320,235       $ 255,621
     Accounts Receivable                         59,979          55,734
     Inventories                                 11,100          14,705
     Other Current Assets                        14,696          11,551
                                              ---------       ---------
         Total Current Assets                   406,010         337,611
                                              ---------       ---------
Fixed Assets:
     Net of Depreciation (Note 1)                19,593          26,353
                                              ---------       ---------
Other Assets:
     Distributorships, Net (Note 2)              10,600          11,000
     Deferred Tax Assets (Note 5)                97,325         100,525
                                              ---------       ---------
       Total Other Assets                       107,925         111,525
                                              ---------       ---------
     TOTAL ASSETS                             $ 533,528       $ 475,489
                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Acounts Payable                          $   1,128       $   1,057
     Other Accrued Expenses                       3,617          13,789
     Deferred Service Revenue                   139,244          87,546
     Deferred Revenue                                 0           1,650
     Loans from Related Parties (Note 3)         26,000          26,000
                                              ---------       ---------
        Total Current Liabilities               169,989         130,042
                                              ---------       ---------
Long-term debt                                    - 0 -           - 0 -
                                              ---------       ---------
Stockholders' Equity:
     Common Stock                                42,880          42,880
     Additional Paid-in Capital                 948,950         948,950
     Accumulated Deficit                      ( 628,291)      ( 646,383)
                                              ---------       ---------
       Total Stockholders' Equity               363,539         345,447
                                              ---------       ---------
     TOTAL LIABILITIES AND EQUITY             $ 533,528       $ 475,489
                                              =========       =========

         see accountant's report and notes to financial statements

                                - 4 -

                         BEEPER PLUS, INC.
                Statement of Operations and Deficit
         For the Six Months Ended December 31, 1997 and 1996
                           (Unaudited)
                                                    Six Months Ended
                                                   Dec 31       Dec 31
                                                   1997         1996
                                                   ---------    ---------
Revenue & Income:
     Distribution Revenue                          $  70,857    $  90,260
     Service Revenue                                 324,988      341,674
     Pager Sales                                      25,304       38,808
     Front Page Sales                                 71,085       67,801
     Interest Income                                   2,845        2,270
     Other Revenue                                       685       12,365
                                                   ---------    ---------
       Total Revenue                                 495,764      553,178
                                                   ---------    ---------
Operating Costs and Expenses:
     Cost of Sales                                   161,329      188,383
     Advertising & Promotion                           9,823        8,602
     Amortization                                        400          900
     Depreciation                                      7,329       10,755
     Entertainment                                     1,167        1,534
     Insurance                                        14,770       18,890
     Professional Fees                                 4,045          864
     Maintenance & Repairs                             4,246        8,284
     Office Expense                                    6,223        8,233
     Salaries & Wages                                170,920      175,243
     Postage & Shipping                                2,588       14,238
     Printing                                          1,788        3,674
     Rent                                             26,570       27,195
     Payroll Taxes & Benefits                         21,002       19,524
     Taxes & Licenses                                  2,841          426
     Telephone                                         5,852       11,339
     Utilities                                         1,958        2,454
     Front Page & Phone Card                             -0-          983
     Legal & Accounting                               15,207       13,025
     Miscellaneous                                    16,414       16,532
                                                   ---------    ---------
       Total Costs and Expenses                      474,472      531,078
                                                   ---------    ---------
     Net Income Before Tax                            21,292       22,100
     Income Tax Expense                                3,200        3,315
                                                   ---------    ---------
     Net Income After Tax                          $  18,092    $  18,785

     Deficit Beginning of Period                  (  646,383)  (  617,044)
                                                   ---------    ---------
     Deficit End of Period                        ($ 628,291)  ($ 598,259)
                                                   =========    =========
     Income per Common Share (Note 4)              $    .004     $   .004
                                                   =========    =========
          Weighted Average Number of
          Common Shares Outstanding                4,288,000    4,280,500
                                                   =========    =========

         see accountant's report and notes to financial statements

                                 - 5 -

                           BEEPER PLUS, INC.
                   Statement of Operations and Deficit
            For the Three Months Ended December 31, 1997 and 1996
                              (Unaudited)
                                                    Three Months Ended
                                                   Dec 31       Dec 31
                                                   1997         1996
                                                   ---------    ---------
Revenue & Income:
     Distribution Revenue                          $  41,211    $  53,135
     Service Revenue                                 142,854      158,451
     Pager Sales                                      14,113       16,193
     Front Page Sales                                 29,695       28,974
     Interest Income                                   1,429        1,277
     Other Revenue                                         0        6,502
                                                   ---------    ---------
          Total Revenue                              229,302      264,532
                                                   ---------    ---------
Operating Costs and Expenses:
     Cost of Sales                                    86,570       93,270
     Advertising & Promotion                           2,714        7,020
     Amortization                                        200          450
     Depreciation                                      3,665        5,470
     Entertainment                                     1,028        1,389
     Insurance                                         5,411        8,100
     Professional Fees                                 4,045          500
     Maintenance & Repairs                             2,069        2,945
     Office Expense                                    1,962        4,734
     Salaries & Wages                                 82,671       91,116
     Postage & Shipping                                  686        5,480
     Printing                                          1,337        1,570
     Rent                                             13,563       13,683
     Payroll Taxes & Benefits                          9,869       10,033
     Taxes & Licenses                                     55           66
     Telephone                                         2,321        4,762
     Utilities                                           739          649
     Legal & Accounting                                6,575        5,860
     Miscellaneous                                     9,976        8,880
                                                   ---------    ---------
          Total Costs & Expenses                     235,456      265,977
                                                   ---------    ---------
     Net Income Before Tax                         (   6,154)   (   1,445)
     Income Tax Expense                            (     900)   (     216)
                                                   ---------    ---------
     Net Income After Tax                          ($  5,254)   ($  1,229)

     Deficit Beginning of Period                   ( 623,037)   ( 597,030)
                                                   ---------    ---------
     Deficit End of Period                         ($628,291)   ($598,259)
                                                   =========    =========
     Income per Common Share (Note 4)              ($   .001)   ($   .000)
                                                   =========    =========
          Weighted Average Number of
          Common Shares Outstanding                4,288,000    4,280,500
                                                   =========    =========

          see accountant's report and notes to financial statements

                                - 6 -

                          BEEPER PLUS, INC.
                       Statement of Cash Flows
          For the Six Months Ended December 31, 1997 and 1996
                            (Unaudited)

                                                      Six Months Ended
                                                    Dec 31       Dec 31
                                                    1997         1996
CASH FLOW FROM OPERATING ACTIVITIES
     Net Income (Loss)                              $  18,092    $  18,785
     Depreciation                                       7,329       10,755
     Amortization                                         400          900
     (Increase) Decrease in:
          Accounts Receivable                       (   4,246)      76,471
          Inventories                                   3,605        1,289
          Other Current Assets                      (   3,145)       4,144
          Deferred Tax Asset                            3,200        3,315
     Increase (Decrease) in:
          Accounts Payable                                 71    (   2,733)
          Accrued Expenses                          (  10,172)       1,599
          Deferred Revenue                             50,048    (   2,080)
                                                    ---------    ---------
     NET OPERATING CASH                                65,182      112,445
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                          (      568)   (   5,579)
                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal Payments on Long-Term Debt                -0-          -0-
                                                    ---------    ---------
Net Increase (Decrease) in cash                        64,614      106,866

Cash, beginning of period                             255,621      135,211
                                                    ---------    ---------
Cash, end of period                                 $ 320,235    $ 242,077
                                                    =========    =========

          see accountant's report and notes to financial statements

                                - 7 -

                             Beeper Plus, Inc.
                Summary of Significant Accounting Policies
                      and Notes to Financial Statements
                           December 31, 1997

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

                         Beeper Plus, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        December 31, 1997

NOTE 1 - Fixed Assets:
----------------------
                                           Dec 31          June 30
                                           1997            1997
                                           ---------       ---------
     Furniture and Equipment               $ 272,338       $ 271,770
     Leasehold Improvements                   12,380          12,380
                                           ---------       ---------
       Total Fixed Assets                    284,718         284,150
     Accumulated Depreciation             (  265,125)     (  257,797)
                                           ---------       ---------
       Net Fixed Assets                    $  19,593       $  26,353
                                           =========       =========


NOTE 2 - Distributorships:
--------------------------
The Company purchased the Dallas distributorship on April 11, 1996 for $12,000. The asset was recorded at cost and is amortizable over a period of fifteen years.


NOTE 3 - Loans from Related Parties:
------------------------------------
Loans from related parties consist of a non-interest bearing note due to share-holder Jamie Thompson in the amount of $26,000. There were no payments to related parties in the six months ended December 31, 1997.


NOTE 4 - Earnings per Share:
----------------------------
The computation of earnings per share is based on the weighted average number of outstanding common shares.

                             Beeper Plus, Inc.
                 Summary of Significant Accounting Policies
                     and Notes to Financial Statements
                            December 31, 1997


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
                                  =========

During 1994 the Company adopted FASB Statement 109 on accounting for income taxes. The deferred tax asset for the net operating loss above is as follows:

                                         Deferred Tax Asset
                                         ------------------
     Balance at June 30, 1994                  $ 114,060
     Used for Fiscal 1995                     (    5,314)
                                               ---------
     Balance at June 30, 1995                    108,746
     Used for Fiscal 1996                     (    8,221)
                                               ---------
     Balance at June 30, 1996                    100,525
     Used for Fiscal 1997                     (      -0-)
                                               ---------
     Balance at June 30, 1997                  $ 100,525
     Used for Three Months Ended 9/30/97      (    3,200)
                                               ---------
     Balance at December 31, 1997              $  97,325
                                               =========

                          Beeper Plus, Inc.
                             Form 10-Q
                          December 31, 1997


Item II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations.


Financial Statements:
---------------------
In the opinion of Management, the accompanying Financial Statements contain all adjustments which are normal and of a recurring nature and necessary to present fairly Beeper Plus, Inc.'s Balance Sheet as of June 30, 1997 (audited) and December 31, 1997 (unaudited), and Statement of Operations for the six months ended December 31, 1996 and 1997.


Financial Condition:
--------------------
As of December 31, 1997 the Company has working capital in the amount of $236,021 compared to $207,569 as of June 30, 1997. Operating activities provided a cash flow in the amount of $65,182 for the six months ended December 31, 1997. Management anticipates that its operations should generate sufficient income to cover operating expenses and debt services in future periods.


Results of Operations:
----------------------
During the six month period ended December 31, 1997, the Company continued its pursuit of promoting and selling its product "The Front Page" to paging carriers located throughout the United States and has continued its operation of the "Sports Page" product throughout the country. Revenues decreased by $57,414 as compared to the six month period ending December 31, 1996 while expenses decreased by $56,606.

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

                          Beeper Plus, Inc.
                             Form 10-Q
                          December 31, 1997


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

ITEM 3 - Defaults Upon Senior Securities:
-----------------------------------------
Not Applicable.


ITEM 4 - Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------
None.


ITEM 5 - Related Party Transactions:
------------------------------------
See Note 3 to Financial Statements.


ITEM 6 - Exhibits and Reports on Form 8-K:
------------------------------------------
Not Applicable.

                           Beeper Plus, Inc.
                              Form 10-Q
                           December 31, 1997




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Beeper Plus, Inc.
                               (Registrant)

                               By  Basil B. Newton          02/10/98
                                   -----------------------  -------------
                                   Basil B. Newton          Date
                                   President