Form 10-Q
period 1998-03-31
BEEPER PLUS INC
filed 1998-05-13
CIK 793595

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

                     For Quarter Ended 03/31/98

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


Class                                       Outstanding at March 31, 1998
-------------------------------------------------------------------------
Common Stock, par value $.01 per share      4,288,000

                        Beeper Plus, Inc.
                          Form 10-Q
                 Quarter Ended March 31, 1998

                        TABLE OF CONTENTS
                                                                      Page
PART I - Financial Information:
-------------------------------
     Item I - Financial Statements:
          Compilation Letter                                            3
          Balance Sheet                                                 4
          Statement of Operations and Deficit                         5-6
          Statement of Cash Flows                                       7
          Summary of Significant Accounting Policies                    8
          Notes to Financial Statements                              9-10

     Item II - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                              11

PART II - Other Information:                                        12-13
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

Joseph F. Zerga, Ltd.
Certified Public Accountants
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702)732-2775


To the Board of Directors
and Stockholders of
Beeper Plus, Inc.

We have compiled the accompanying balance sheet of Beeper Plus, Inc. as of March 31, 1998 and the related statements of operations, deficit, and cash flows for the nine months ended March 31, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

                                Joseph F. Zerga
Las Vegas, Nevada
May 4, 1998

                         BEEPER PLUS, INC.
                          Balance Sheet
                  March 31, 1998 and June 30, 1997

                                              March 31        June 30
                                              1998            1997
                                              ---------       ---------
                                              (Unaudited)
ASSETS
Currents Assets
     Cash                                     $ 298,301       $ 255,621
     Accounts Receivable (Note 5)                48,570          55,734
     Inventories                                 16,635          14,705
     Other Current Assets                        18,520          11,551
                                              ---------       ---------
         Total Current Assets                   382,026         337,611
                                              ---------       ---------
Fixed Assets:
     Net of Depreciation (Note 1)                17,640          26,353
                                              ---------       ---------
Other Assets:
     Distributorships, Net (Note 2)              10,400          11,000
     Deferred Tax Assets (Note 6)                96,409         100,525
                                              ---------       ---------
       Total Other Assets                       106,809         111,525
                                              ---------       ---------
     TOTAL ASSETS                             $ 506,475       $ 475,489
                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Acounts Payable                          $   1,470       $   1,057
     Other Accrued Expenses                       4,067          13,789
     Deferred Service Revenue                   116,165          89,196
     Loans from Related Parties (Note 3)         16,000          26,000
                                              ---------       ---------
        Total Current Liabilities               137,702         130,042
                                              ---------       ---------
Long-term debt                                    - 0 -           - 0 -
                                              ---------       ---------
Stockholders' Equity:
     Common Stock                                42,880          42,880
     Additional Paid-in Capital                 948,950         948,950
     Accumulated Deficit                      ( 623,057)      ( 646,383)
                                              ---------       ---------
       Total Stockholders' Equity               368,773         345,447
                                              ---------       ---------
     TOTAL LIABILITIES AND EQUITY             $ 506,475       $ 475,489
                                              =========       =========

         see accountant's report and notes to financial statements

                                - 4 -

                         BEEPER PLUS, INC.
                Statement of Operations and Deficit
          For the Nine Months Ended March 31, 1998 and 1997
                           (Unaudited)
                                                    Nine Months Ended
                                                   March 31     March 31
                                                   1998         1997
                                                   ---------    ---------
Revenue & Income:
     Distribution Revenue                          $ 100,782    $ 138,955
     Service Revenue                                 469,712      491,235
     Pager Sales                                      30,657       49,253
     Front Page Sales                                 95,841      109,302
     Interest Income                                   4,216        3,656
     Other Revenue                                       685       13,541
                                                   ---------    ---------
       Total Revenue                                 701,893      805,942
                                                   ---------    ---------
Operating Costs and Expenses:
     Cost of Sales                                   209,580      266,185
     Advertising & Promotion                          10,288        8,971
     Amortization                                        600        1,350
     Bad Debts                                           -0-       48,023
     Depreciation                                     11,032       16,226
     Entertainment                                     1,202        1,667
     Insurance                                        20,930       25,187
     Professional Fees                                 6,529        7,646
     Maintenance & Repairs                             4,988       10,517
     Office Expense                                    8,951       11,842
     Salaries & Wages                                258,960      257,118
     Postage & Shipping                                4,532       19,035
     Printing                                          3,892        4,790
     Rent                                             40,208       40,854
     Payroll Taxes & Benefits                         32,101       30,032
     Taxes & Licenses                                  3,276        1,349
     Telephone                                         8,656       14,783
     Utilities                                         2,557        3,340
     Front Page & Phone Card                             -0-          983
     Legal & Accounting                               24,600       20,887
     Miscellaneous                                    21,569       25,173
                                                   ---------    ---------
       Total Costs and Expenses                      674,451      815,958
                                                   ---------    ---------
     Net Income Before Tax                            27,442    (  10,016)
     Income Tax Expense                                4,116          -0-
                                                   ---------    ---------
     Net Income After Tax                          $  23,326    $( 10,016)
     Deficit Beginning of Period                   ( 646,383)   ( 617,044)
                                                   ---------    ---------
     Deficit End of Period                         $(623,057)   $(627,060)
                                                   =========    =========
     Income per Common Share (Note 4)              $    .005    $(   .002)
                                                   =========    =========
          Weighted Average Number of
          Common Shares Outstanding                4,288,000    4,280,500
                                                   =========    =========

         see accountant's report and notes to financial statements

                                 - 5 -

                           BEEPER PLUS, INC.
                   Statement of Operations and Deficit
             For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)
                                                    Three Months Ended
                                                   March 31     March 31
                                                   1998         1997
                                                   ---------    ---------
Revenue & Income:
     Distribution Revenue                          $  29,925    $  48,695
     Service Revenue                                 144,724      149,561
     Pager Sales                                       5,353       10,445
     Front Page Sales                                 24,756       41,501
     Interest Income                                   1,371        1,386
     Other Revenue                                         0        1,176
                                                   ---------    ---------
          Total Revenue                              206,129      252,764
                                                   ---------    ---------
Operating Costs and Expenses:
     Cost of Sales                                    48,251       77,802
     Advertising & Promotion                             465          369
     Amortization                                        200          450
     Bad Debts                                           -0-       48,023
     Depreciation                                      3,703        5,471
     Entertainment                                        35          133
     Insurance                                         6,160        6,297
     Professional Fees                                 2,484        6,782
     Maintenance & Repairs                               742        2,233
     Office Expense                                    2,728        3,609
     Salaries & Wages                                 88,040       81,875
     Postage & Shipping                                1,944        4,797
     Printing                                          2,104        1,116
     Rent                                             13,638       13,659
     Payroll Taxes & Benefits                         11,099       10,508
     Taxes & Licenses                                    435          923
     Telephone                                         2,804        3,444
     Utilities                                           599          886
     Legal & Accounting                                9,393        7,862
     Miscellaneous                                     5,155        8,641
                                                   ---------    ---------
          Total Costs & Expenses                     199,979      284,880
                                                   ---------    ---------
     Net Income Before Tax                             6,150    (  32,116)
     Income Tax Expense                                  916    (   3,315)
                                                   ---------    ---------
     Net Income After Tax                          $   5,234    $( 28,801)
     Deficit Beginning of Period                   ( 628,291)   ( 598,259)
                                                   ---------    ---------
     Deficit End of Period                         ($623,057)   $(627,060)
                                                   =========    =========
     Income per Common Share (Note 4)              $    .001    $(   .007)
                                                   =========    =========
          Weighted Average Number of
          Common Shares Outstanding                4,288,000    4,280,500
                                                   =========    =========

          see accountant's report and notes to financial statements

                                - 6 -

                          BEEPER PLUS, INC.
                       Statement of Cash Flows
           For the Nine Months Ended March 31, 1998 and 1997
                            (Unaudited)

                                                      Nine Months Ended
                                                    March 31     March 31
                                                    1998         1997
CASH FLOW FROM OPERATING ACTIVITIES
     Net Income (Loss)                              $  23,326    $( 10,016)
     Depreciation                                      11,032       16,226
     Amortization                                         600        1,350
     (Increase) Decrease in:
          Accounts Receivable                           7,164       52,543
          Inventories                               (   1,930)       4,194
          Other Current Assets                      (   6,969)       4,119
          Deferred Tax Asset                            4,116          -0-
     Increase (Decrease) in:
          Accounts Payable                                413    (   3,043)
          Accrued Expenses                          (   9,722)       1,183
          Deferred Revenue                             26,969       66,600
                                                    ---------    ---------
     NET OPERATING CASH                                54,999      133,156
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                           (   2,319)   (   5,579)
                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal Payments on Long-Term Debt           (  10,000)   (  10,000)
                                                    ---------    ---------
Net Increase (Decrease) in cash                        42,680      117,577

Cash, beginning of period                             255,621      135,211
                                                    ---------    ---------
Cash, end of period                                 $ 298,301    $ 252,788
                                                    =========    =========

          see accountant's report and notes to financial statements

                                - 7 -

                             Beeper Plus, Inc.
                Summary of Significant Accounting Policies
                      and Notes to Financial Statements
                             March 31, 1998

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

                         Beeper Plus, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                          March 31, 1998

NOTE 1 - Fixed Assets:
----------------------
                                           March 31        June 30
                                           1998            1997
                                           ---------       ---------
     Furniture and Equipment               $ 274,089       $ 271,770
     Leasehold Improvements                   12,380          12,380
                                           ---------       ---------
       Total Fixed Assets                    286,469         284,150
     Accumulated Depreciation             (  268,829)     (  257,797)
                                           ---------       ---------
       Net Fixed Assets                    $  17,640       $  26,353
                                           =========       =========


NOTE 2 - Distributorships:
--------------------------
The Company purchased the Dallas distributorship on April 11, 1996 for $12,000. The asset was recorded at cost and is amortizable over a period of fifteen years.


NOTE 3 - Loans from Related Parties:
------------------------------------
Loans from related parties consist of a non-interest bearing note due to shareholder Jamie Thompson. $10,000 was repaid on this note in March of 1998. The remaining balance as of March 31, 1998 was $16,000.


NOTE 4 - Earnings per Share:
----------------------------
The computation of earnings per share is based on the weighted average number of outstanding common shares.


NOTE 5 - Accounts Receivable:
-----------------------------
Accounts Receivable at March 31, 1998 in the amount of $137,539 are shown net of allowance for doubtful accounts at March 31, 1998 in the amount of $88,969.

                             Beeper Plus, Inc.
                 Summary of Significant Accounting Policies
                     and Notes to Financial Statements
                              March 31, 1998


NOTE 6 - Income Taxes:
----------------------
The Company has net operationg loss carryforwards to fiscal 1997-98 of $664,205, which if not utilized will expire as follows:

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
                                  =========

During 1994 the Company adopted FASB Statement 109 on accounting for income taxes. The deferred tax asset for the net operating loss above is as follows:

                                         Deferred Tax Asset
                                         ------------------
     Balance at June 30, 1994                  $ 114,060
     Used for Fiscal 1995                      (   5,314)
                                               ---------
     Balance at June 30, 1995                    108,746
     Used for Fiscal 1996                      (   8,221)
                                               ---------
     Balance at June 30, 1996                    100,525
     Used for Fiscal 1997                      (     -0-)
                                               ---------
     Balance at June 30, 1997                  $ 100,525
     Used for Nine Months Ended 3/31/98        (   4,116)
                                               ---------
     Balance at March 31, 1998                 $  96,409
                                               =========

                          Beeper Plus, Inc.
                             Form 10-Q
                           March 31, 1998


Item II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations.


Financial Statements:
---------------------
In the opinion of Management, the accompanying Financial Statements contain all adjustments which are normal and of a recurring nature and necessary to present fairly Beeper Plus, Inc.'s Balance Sheet as of June 30, 1997 (audited) and March 31, 1998 (unaudited), and Statement of Operations for the nine months ended March 31, 1998 and 1997.


Financial Condition:
--------------------
As of March 31, 1998 the Company has working capital in the amount of $244,324 compared to $207,569 as of June 30, 1997. Operating activities provided cash flow in the amount of $54,999 for the nine months ended March 31, 1998. Management anticipates that its operations should generate sufficient income to cover operating expenses and debt services in future periods.


Results of Operations:
----------------------
During the nine month period ended March 31, 1998, the Company continued its pursuit of promoting and selling its product "The Front Page" to paging carriers located throughout the United States and has continued its operation of the "Sports Page" product throughout the country. Revenues decreased by $104,049 as compared to the nine month period ending March 31, 1997 while expenses decreased by $141,507.

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

                          Beeper Plus, Inc.
                             Form 10-Q
                           March 31, 1998


                    PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:
---------------------------
The Company has filed suit against a distributor for breach of contract and a judgement has been obtained. No monies have been obtained, however, collec-tion porcedures have been implemented.

ITEM 2 - Changes in Securities:
-------------------------------
None.

ITEM 3 - Defaults Upon Senior Securities:
-----------------------------------------
Not Applicable.


ITEM 4 - Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------
Voted to allow the Board of Directors and Officers of the Company to acquire additional technologies and/or other companies; Voted to allow the Board of Directors of the Company to raise additional capital by obligating the Company to debt positions and/or the issuance of equity in the Company; Voted to ratify the firm of Joseph F. Zerga, Ltd. as the Company's independent CPA's for the fiscal year ending June 30, 1998. Voted to elect Officers and Dir-ectors as follows:
     President:            Frank DeRenzo
     Secretary/Treasurer:  Thomas Nevitt
     Directors:            Basil B. Newton; May C. Newton; Kevin Persinger;
                           Frank DeRenzo; Robert Muniz; Hugo V. Cianciulli;
                           Rodd Buckle.

ITEM 5 - Related Party Transactions:
------------------------------------
See Note 3 to Financial Statements.


ITEM 6 - Exhibits and Reports on Form 8-K:
------------------------------------------
Form 8-K filed and accepted April 2, 1998, SEC accession number 0000793595-98-000002, is summarized as follows:

On March 6, 1998, in a private transaction, Maven Enterprises, Inc., a Nevada Corporation, purchased 362,500 shares of the Company's Voting, Common Stock from Samuel A. Francis. Total consideration for the stock purchase was $50,000. Maven Enterprises, Inc. used corporate funds to purchase 8.45% of the issued and outstanding Voting Common Stock of Beeper Plus, Inc. Samuel A. Francis is no longer the beneficial owner of any of the Company's outstanding Common Stock.

                           Beeper Plus, Inc.
                              Form 10-Q
                            March 31, 1998

                     PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K (Continued):
------------------------------------------------------
On March 13, 1998, in a private transaction, through a Stock Purchase and Sale Agreement, which is attached hereto and incorporated by reference as Exhibit A, Maven Enterprises, Inc., a Nevada Corporation, purchased a total of 1,604,513 shares of Voting Common Stock from the following: 886,600 shares from Basil B. Newton, the President and Chairman of the Board of the Company; 631,413 shares from May C. Newton, the Secretary and Director of the Company; 39,500 shares form Jerry Roberts; 29,000 shares from Henry S. Kripitz; and 18,000 shares from Rita Atol Daffner. Total consideration for the stock pur-chase was $300,000 and 5,000 shares of Maven Enterprises, Inc.'s 7% Cumula-tive Voting Preferred Stock. Maven Enterprises, Inc. used corporate funds and treasury stock to purchase 37.42% of the issued and outstanding Voting Common Stock of Beeper Plus, Inc. The sellers referred to in this paragraph are no longer the beneficial owners of any of the Company's outstanding Voting Common Stock.

To current management's knowledge, Maven Enterprises, Inc. now owns 45.87% of Beeper Plus, Inc.'s issued and outstanding Voting Common Stock.

On March 20, 1998, as part of the transaction, Hugo V. Cianciulli, Frank De Renzo, Rodd Buckle and Robert Muniz were elected to the Board of Directors of Beeper Plus, Inc.


Exhibit A-Stock Purchase and Sale Agreement
-------------------------------------------
This stock purchase agreement by and between Basil B. Newton, May C. Newton, and representing certain other family members, (hereinafter "Newton") Sellers, and Maven Enterprises, Inc., (hereinafter "Maven") Purchaser shall be as follows:

Whereas for and in consideration of $300,000, the receipt of which is hereby acknowledged, together with 5,000 shares of the 7% Cumulative Voting Preferred Stock of Maven Enterprises, Inc., as set forth in that certain Private Place-ment Memorandum dated March 2, 1998, Newton hereby transfers the full and non-assessable ownership of 1,604,513 shares of Beeper Plus, Inc., common capital stock to Maven.

Both Parties hereto agree to execute all documents to effect the transfer and to execute and cause to be filed all necessary disclosures required by the United States Securities and Exchange Commission.

Agreed to and executed this 13th day of March, 1998.

                           Beeper Plus, Inc.
                              Form 10-Q
                            March 31, 1998




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Beeper Plus, Inc.
                               (Registrant)

                               By  Frank DeRenzo            05/09/98
                                   -----------------------  -------------
                                   Frank DeRenzo            Date
                                   President