Form 10-K
period 1998-06-30
BEEPER PLUS INC
filed 1998-10-27
CIK 793595

BEEPER PLUS
                              ANNUAL REPORT
                        Year Ended June 30, 1998

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1998

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

As of June 30, 1998, 4,288,000 shares of Common Stock of Beeper Plus, Inc. were outstanding. The aggregate market value of the common stock held by persons other than officers and directors of the Registrant and holders of more than 10% of the Registrant's common stock was approximately $660,579. (Based upon the average of the opening bid and low asked prices of these shares).

                           Beeper Plus, Inc.
                               Form 10-K
                             June 30, 1998

                           TABLE OF CONTENTS
                                                                        Page

ITEM 1.  Business                                                        3-6

ITEM 2.  Properties                                                        6

ITEM 3.  Legal Proceedings                                                 6

ITEM 4.  Submission of Matters to a Vote of Security Holders               7

ITEM 5.  Market for the Registrant's Common Equity and Related
         Security Holder Matters                                           8

ITEM 6.  Selected Financial Data                                           9

ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9-10

ITEM 8.  Financial Statements and Supplementary Data                      10

ITEM 9.  Disagreements on Accounting and Financial Disclosure             10

ITEM 10. Directors and Executive Officers of the Registrant            11-12

ITEM 11. Executive Compensation                                        12-13

ITEM 12. Security Ownership of Certain Beneficial Owners
         and Management                                                13-14

ITEM 13. Certain Relationships and Related Transactions                14-15

ITEM 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                                   15-16

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

The Company disseminates sports information utilizing contracted paging services directly to customers nationwide, including Hawaii, Alaska and the Caribbean, through a hand-held alpha-numeric pager called The Sports Page. The Company also utilizes independent distributors to provide The Sports Page to clients in four locations throughout the United States. The distributors in each territory enter into Distribution Agreements which provide that a percentage or minimum as per their contract of gross revenues earned by the distributor is paid to the Company. Also pursuant to the Agreement, the distributor is typically required to pay the Company a minimum monthly fee, thus ensuring a minimum monthly revenue for the Company.

On August 5, 1998, the Company made a filing with the Nevada Secretary of State, which reported that the Board of Directors had approved an amendment to the Company's articles of incorporation (the "Articles") changing the Company's name to "Maven Sports Page, Inc." Shortly thereafter, the Company was inform-ed that the ticker symbol for the Company's common stock had been changed from BEPP to MAVN.

An amendment to the Articles requires approval of the Company's shareholders, such an amendment to change the Company's name was not submitted to a share-holder vote. It is, therefore, the Company's position that its corporate name continues to be "Beeper Plus, Inc." The Company does not propose to amend the Articles to change the corporate name, and it has authorized necessary actions to be taken to (i) cause the Nevada Secretary of State's records to be correct-ed to reflect accurately the Company's name as "Beeper Plus, Inc." and (ii) change the ticker symbol back to BEPP or to a substantially similar symbol which reflects the correct corporate name.


B. Financial Information About Industry Segment
-----------------------------------------------
The Company operates in mainly one industry segment, involving the dissemination of computer data sports information. However, the Company has introduced another product to the industry known as "The Front Page" which involves the dissemination of computer data news information.

C. Narrative Description of Businesses
--------------------------------------
The Company has been marketing its sports information service nationwide, in-cluding Hawaii, Alaska and the Caribbean. To date, the Company has continued to enter into additional markets without utilizing distributors. The Company maintains two existing distributorship contracts in Hawaii and New England.

----------------------------

C. Narrative Description of Businesses (Continued)
--------------------------------------------------
The Company, through its contracted paging services throughout the country, com-municates sports information to customers through a hand-held battery operated alpha-numeric pager called The Sports Page. The Company has terminated distrib-utorships in Chicago, Dallas, Maryland, Florida and Northern California, and has started to service these territories directly through contracted paging services.

The Sports Page displays a variety of sports data on a four-line LCD screen. Three different wire services feed information to The Sports Page through a series of satellite transmissions that originate at a particular sporting event and are sent to a home-base computer and uplink facility in Las Vegas. From
Las Vegas, signals are sent through satellite to transmitters positioned in cities around the country. These local transmitters then relay UHF, VHF and 900 MHz signals to The Sports Page, within a 30 to 150 mile radius of their loca-tion. The Sports Page displays information about sporting events on its LCD screen, including partial and final scores, game schedules, pitching changes, injuries and weather conditions and can also be utilized as a personal pager.

The information displayed on The Sports Page is updated as often as every three minutes. The three wire services used by the Company are "The Sports Network"
(TSN), "The Sports Wire", and Don Best. The arrangements are not exclusive and the wire services have other customers. The Company is not required to maintain paging licenses. Such licenses to provide personal paging services are held by paging companies that have contracts to provide paging services on behalf of the Company (the Company acts as a reseller of personal paging services). The pagers used by the customers are sold by the Company.

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

----------------------------

C. Narrative Description of Businesses (Continued)
--------------------------------------------------

                       Accessing the Sports Information
                       --------------------------------
Access to the Company's sports information is designed with an eye towards con-venience. The Sports Page provides immediate sports information, updated weather and racing results. For instance, during the professional and college football season, the scores of every professional game and the most actively watched college football games are displayed on the pager throughout the course of the event.

The Sports Page alerts the customer when a new score is received by displaying a message of the most current score and team names of the contestants. Upon being alerted by the pager, the customer presses a button on the pager and the desired team name and score is displayed. This same process is utilized to alert the customer to injuries, weather conditions, racing results, hockey results, short stories related to sports events, statistics, probable pitchers for baseball, results of boxing matches and other sports news.

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

                           New Products
                           ------------
The Company is continuing to research new products and improve existing products, including providing wagering tips by subscription service to hand held beepers and by telephone 900 line.

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

                              Management
                              ----------
An annual meeting of shareholders was held on March 20, 1998 in Las Vegas, Nevada. The following persons were elected as Directors of the Company until the next annual meeting of stockholders and until their successors are duly elected and qualified: Basil B. Newton, May C. Newton, Kevin L. Persinger, Hugo V. Cianciulli, Frank H. DeRenzo, Robert Muniz and Rodd Buckle. Effective July 1, 1998, Robert Muniz resigned from the Board of Directors and effective August 24, 1998, Basil B. Newton and May c. Newton resigned from the Board of Directors.

----------------------------

C. Narrative Description of Businesses (Continued)
--------------------------------------------------

                         Management (Continued)
                         ----------------------
Also as of March 20, 1998, Frank H. DeRenzo was elected President and Thomas J. Neavitt was elected Secretary and Treasurer. As of July 14, 1998, Herb Jensen was elected Secretary and Treasurer. As of June 30, 1998, the Company has twenty technical, administrative and clerical personnel.

On October 12, 1998, the Board of Directors reappointed Basil B. Newton and appointed Thomas J. Neavitt as directors to fill two vacancies on the Board. Also on that date, the Board removed Rodd Buckle and Herb Jensen from all officer positions which they held with the Company and appointed Mr. Neavitt as Secretary and Treasurer.

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


ITEM 2.  PROPERTIES
-------------------
The Company owns no real property. The Company does not own or lease any paging transmitters. The Company has arrangements with the paging companies which pro-vide for priority transmission rights. The Company, as of March 1, 1989, moved all of its facilities to one office space area located at 3900 Paradise Road, Suite 201, Las Vegas, Nevada and as of June 25, 1998 has leased the additional space of suite 200. The office space is leased from a non-affiliated lessor and is approximately 3,500 square feet. The term of the lease is 36 months begin-ning June 25, 1998 and ending June 30, 2001. The base minimum monthly rent for the term of this lease is: $5,400 per month for June 25, 1998 to June 24, 1999; $5,600 per month for June 25, 1999 to June 24, 2000; and $5,800 per month for June 25, 2000 to June 30, 2001. Future minimum lease payments are as follows:

     Year Ended June 30, 1999           $ 64,800
                         2000             67,200
                         2001             69,600


ITEM 3.  LEGAL PROCEEDINGS
--------------------------
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
An annual meeting of shareholders was held on March 20, 1998 in Las Vegas, Nevada. The following matters were submitted to a vote of security holders:
Joseph F. Zerga, Ltd. was appointed as auditor for the fiscal year ended June 30, 1998. The following persons were elected as Directors of the Company until the next annual meeting of stockholders and until their successors are duly elected and qualified: Basil B. Newton; May C. Newton; Kevin L. Persinger;
Hugo V. Cianciulli; Frank H. DeRenzo; Robert Muniz; and Rodd Buckle. Effective July 1, 1998, Robert Muniz resigned from the Board of Directors and effective August 24, 1998, Basil B. Newton and May c. Newton resigned from the Board of Directors.

The stockholders have approved the acquisition of additional technologies and/ or companies and allowed the Board of Directors and Officers of the Company to raise additional capital.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------
The Company's Common Stock, par value $.01, is currently listed on the Bulletin Board. The Company's registration statement was declared effective by the Securities and Exchange Commission on June 20, 1986. As of its fiscal year end, June 30, 1998, there were no trades through the National Association of Securities Dealers. The Bulletin Board does not constitute an established public market as described in item 201(a)(1) of Regulation S-K.

See "ITEM 1. BUSINESS; A. General Description of the Business" herein regarding the Company's corporate name and the ticker symbol for the Company's common stock.

The market price information for the common equity pursuant to Item 201(a)(i)
(iii) for each quarter from January 1, 1996, through June 30, 1998, was as follows:
                           Bid Prices         Asked Price
                         High      Low       High     Low
                         ----      ---       ----     ---
1996   First Quarter    $ .030    .020       .080    .080
       Second Quarter     .040    .010       .080    .080
       Third Quarter      .040    .040       .095    .080
       Fourth Quarter     .050    .040       .095    .080

1997   First Quarter      .050    .050       .095    .080
       Second Quarter     .050    .050       .095    .095
       Third Quarter      .050    .050       .080    .070
       Fourth Quarter     .050    .050       .070    .070

1998   First Quarter      .150    .040       .280    .080
       Second Quarter     .938    .031      1.000    .047


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

On June 30, 1998, the approximate number of holders of record of the Company's $.01 par value Common Stock was 250.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                 Year Ended June 30
                   1998        1997        1996        1995        1994
                   ----        ----        ----        ----        ----
Operating Revenue  $  867,652  $1,024,509  $1,150,270  $1,335,881  $1,341,292

Net Income (Loss)     (66,990)    (29,340)     44,666      30,111     232,095

Net Income (Loss)
  Per Common Share
  Outstanding            (.02)       (.01)        .01         .01         .06

Balance Sheet Data
------------------
Working Capital
  (Deficiency)        136,253     207,569     220,249     149,678      36,510

Total Assets          439,568     475,489     430,699     397,819     556,203

Total Liabilities     161,111     130,042      56,287      68,073     262,068

Stockholders'
  Equity              278,457     345,447     374,412     329,746     294,135

Long Term Debt          - 0 -       - 0 -       - 0 -       - 0 -       - 0 -

               The Company has not paid any dividends on its stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------

                        Liquidity and Capital Reserves
                        ------------------------------
As of June 30, 1998, the Company has working capital of $136,253 compared to $207,569 in fiscal year ended June 30, 1997. Operating activities used $11,645 of cash flow, investing activities used $7,254 for the purchase of furniture and equipment and financing activities used $10,000 for the repay-ment of related party loans. Net cash decreased by $28,899 during the year.

The Company had no lines of credit or other financing arrangement in place at June 30, 1998, however, on August 17, 1998, the Company secured a line of credit with Community Bank of Nevada in the amount of $160,000, maturity date August 13, 1999, secured by Certificate of Deposit in the amount of $160,000. As of September 21, 1998, $160,000 has been drawn on the line of credit, $60,000 to cover operating expenses and $100,000 has been loaned to Maven Properties, Inc., a related party to Maven Enterprises, Inc. ("MEI"), a 45.87% shareholder in the Company, at 8% interest, due and payable November 4, 1998. See "ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" herein for information concerning these transactions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
-----------------------------------------

               Liquidity and Capital Reserves (Continued)
               ------------------------------------------
As of August 31, 1998, the Company has entered into an agreement with Edge Capital Investment Company, LLC to coordinate a campaign to raise additional investment capital in the one to two million dollar range.


                           Results of Operations
                           ---------------------

                  Fiscal Year Ended June 30, 1998 Compared to
                         Fiscal Year Ended June 30, 1997
                         -------------------------------
During the fiscal year ended June 30, 1998, revenues were $867,652 as compared to $1,024,509 for fiscal year ended June 30, 1997, representing a decline in revenue of $156,857 in fiscal 1998. The Company's statement of operations for the fiscal year ended June 30, 1998 reflects a net loss of $66,990, compared to a net loss of $29,340 in fiscal 1997.


                  Fiscal Year Ended June 30, 1997 Compared to
                         Fiscal Year Ended June 30, 1996
                         -------------------------------
During the fiscal year ended June 30, 1997, revenues were $1,024,509 as compared to $1,150,270 for the fiscal year ended June 30, 1996, representing a decline in revenue of $125,761 in fiscal 1997. The Company's statement of operations for the fiscal year ended June 30, 1997, reflects a net loss of $29,340, compared to net income of $52,887 in fiscal 1996. Bad debts in the amount of $69,523 for accounts for which collection is deemed to be doubtful were recog-nized in the year ended June 30, 1997.


                  Fiscal Year Ended June 30, 1996 Compared to
                         Fiscal Year Ended June 30, 1995
                         -------------------------------
During the fiscal year ended June 30, 1996, revenues were $1,150,270 as compared to $1,335,881 for the fiscal year ended June 30, 1995, representing a decline in revenue of $185,611 in fiscal 1996. Despite this decline in revenue, the Company's 1996 statement of operations reflects net income of $52,887, an increase of $17,462 from fiscal 1995.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
See Index to Financial Statements on page 19.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------
No disagreements with Accountants for the year ended June 30, 1998.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
The following table sets forth certain information regarding each director and executive officer of the Company:

Name                     Age     Position
----                     ---     --------
Basil B. Newton          74      President and Director.
May C. Newton            72      Secretary/Treasurer and Director.
Kevin Persinger          31      Director and Computer Programmer.
Frank H. DeRenzo         62      President and Director.
Thomas J. Neavitt         -      Secretary/Treasurer and Director
Hugo V. Cianciulli       47      Director and Vice President.
Herb Jensen              40      Secretary/Treasurer.
Rodd Buckle              41      Director.

The Directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors are duly elected and qualified. Officers of the Company serve at the discretion of the Board of Directors and are appointed by the Board of Directors. Basil Newton and May Newton are husband and wife.

Basil B. Newton was president/part owner of various casinos in London, England and St. Maarten Island in the Caribbean. Mr. Newton developed the idea of disseminating major league sports results through alpha-numeric paging systems and established Beeper Plus, Inc. to undertake such a venture. Mr. Newton was appointed Vice-President by the Board of Directors on April 15, 1988, and was elected President of Beeper Plus, Inc. on October 5, 1992. Mr. Newton resigned his position as President effective March 20, 1998 and resigned from the Board of Directors effective August 24, 1998. Basil B. Newton was reappointed to the Board of Directors on October 12, 1998.

May C. Newton had prior banking experience before joining Beeper Plus, Inc. at its inception. Mrs. Newton held the position of Vice-President of Operations and is also a Director of the Company. Mrs. Newton holds the position as Chief Financial Officer and Secretary/Treasurer of the Company. May C. Newton resigned her positions as Secretary/Treasurer effective March 20, 1998 and resigned from the Board of Directors effective August 24, 1998.

Kevin Persinger was elected as Director of the Company on March 10, 1995. Kevin Persinger joined the Company on September 18, 1990 as Computer Operator and was promoted to Computer Programmer. He holds an associate degree in Business In-formation Systems.

Frank H. DeRenzo was elected President and Director of the Company on March
20, 1998. He also serves as President and Director of Maven Enterprises, Inc. of Las Vegas, NV, a media company within the gaming industry since 1997. His full-time position is Vice-President of gaming sales for Trans-Lux Corporation, the leading manufacturer of LED Displays worldwide.

-----------------------------------------------------------------------

Hugo V. Cianciulli was elected as Director of the Company on March 20, 1998. Worked twelve years as District Supervisor for Mekesson Corporation. Worked for Texas Securities as Vice President Corporate Finance. Worked for American Growth Capital in Corporate Finance, Mergers and Acquisitions. Worked for Growth Capital Resources in Financing.

Thomas J. Neavitt was appointed Secretary and Treasurer of the Company on Oct-ober 12, 1998. Mr. Neavitt was also appointed as a director on that date to fill a vacancy on the Board of Directors. Mr. Neavitt has a lifetime background in business management and accounting. He previously held positions as President of Eagle Lock Corporation of Terryville, Connecticut (1970 to 1975), President of TR-3 Chemical Corporation of Orange, California (1976 to 1982), and Presi-dent of Red Bird Petroleum Corporation of Houston, Texas (1982 to 1990). Since 1990, Mr. Neavitt has been semi-retired and living in Las Vegas.

Herb Jensen was elected Secretary and Treasurer of the Company on July 14, 1998. Herb Jensen has been the Director of Finance with Maven Enterprises, Inc. of Las Vegas since 1995, was Accounting Manager for A&B Tool Company of Old Hickory, TN from 1994 to 1995, was Manufacturing Manager with Shelby Manufac-turing of Anguilla, MS from 1985 to 1994.

Rodd Buckle was elected as Director of the Company on March 20, 1998. Founder and CEO of Maven Enterprises, Inc. of Las Vegas, NV, a media company within the gaming industry since 1997. Sales executive with Impact Broadcast Marketing of Nashville, TN, marketing advertising packages to network television stations.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
The following table sets forth the total compensation paid by the Company for its fiscal year ending June 30, 1998, to each of the executive officers of the Company. During the fiscal years ending June 30, 1996, 1997, and 1998, no Officer or Director of the Company received cash remuneration in excess of $60,000. There are no standard arrangements for the compensation of directors.

                      Capacity                   Compensation
Name                  Served                     Year Ended June 30
----                  ------                     ------------------
                                                 1998      1997      1996
                                                 ----      ----      ----
Basil Newton(i)        President, Director       $ 46,150  $37,721   $36,753
May Newton(i)          Sec/Treas, Director         13,200   13,471    13,255
Frank H. DeRenzo(ii)   President, Director          3,400        0         0
Hugo V. Cianciulli(ii) Director                    10,800        0         0
Kevin Persinger        Director                    33,850   32,522    31,355
                                                 --------  -------   -------
All Officers and Directors as a group            $107,400  $83,714   $81,363
                                                 ========  =======   =======

-------------------------------------------

(i) Basil B. Newton and May C. Newton resigned their positions as President and Secretary/Treasurer, respectively, effective March 20, 1998 and re-signed from the Board of Directors effective August 24, 1998. Basil B. Newton was reappointed to the Board of Directors on October 12, 1998.

(ii) Elected to positions on the Board of Directors and/or to the Corporate Offices indicated effective March 20, 1998.

No retirement, pension, profit sharing or similar program has been adopted by the Company. No warrants or options are currently outstanding and none have been granted to any Officer, Director or other employee of the Company. The Company may offer stock bonuses, stock options, profit sharing or pension plans to key employees or executive officers of the Company in such amounts and upon such conditions as the Board of Directors may in its sole discretion determine. On April 28, 1989 the Board of Directors approved the development of an Employee Stock Option Plan and the issuance of 500,000 shares of stock for this purpose.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

A.  Security Ownership of Certain Beneficial Owners
---------------------------------------------------
The persons set forth on the chart below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Stock:

                                            Number of       Percentage
Name/Address                                Shares Owned    Owned
------------                                -----------     ----------
Cede & Company (i)                          1,039,553       24.24%
P.O. Box 20
Bowling Green Station
New York, NY 10004

Maven Enterprises, Inc. (MEI)(ii)(iii)      1,967,013       45.87%
45 Country Club Lane
Las Vegas, NV 89109

(i) CEDE & Company is a nominee for Depository Trust Company. The Company has been unable to determine how many shareholders this represents.

(ii) Rodd Buckle, a Company director, is the Chairman of the Board, Chief Exec-utive Officer and a principal beneficial owner of the voting stock of MEI. Frank H. DeRenzo, the Company's President and a director, holds positions as a director and President of MEI. To the Company's knowledge, Mr. Buckle owns approximately 44.5%, Mr. DeRenzo owns approximately 8.9%, Hugo V. Cianciulli, a director and Vice President of the Company, owns approxi-mately 6.2%, and Thomas J. Neavitt, a director, Secretary and Treasurer of the Company, owns approximately 3.6% of MEI's voting stock.

------------------------------------------------------------------------------

(iii) As discussed in note (ii) above, Mr. Buckle may be deemed the beneficial owner of the Company's common stock held by MEI. In addition to MEI's stock holdings, Mr. Buckle is the record owner of 80,000 shares of the Company's common stock. Mr. DeRenzo disclaims beneficial ownership of the Company's common stock owned by MEI and he has advised the Company that as a director and President of MEI, he has made no voting or investment decisions regarding Company stock owned by MEI.

B.  Security Ownership of Management
------------------------------------
Information concerning the number and percentage of shares of the Company's outstanding Common Stock beneficially owned by Officers and Directors is set forth on the chart below.

                                         Number of      Percentage
Name                                     Shares Owned   Owned
---------                                ------------   ----------
Rodd Buckle (i)(ii)                          80,000       1.87%
Kevin Persinger                               4,500       0.10%
                                         ----------      ------
All Officers & Directors as a Group          84,500       1.97%
                                         ==========      ======

(i) In addition to Mr. Buckle's direct ownership of 80,000 shares of the Company's common stock, he may be deemed the beneficial owner of 1,967,013 shares of such common stock owned by MEI, which would constitute an aggre-gate of 47.74% of the outstanding common stock.

(ii) Mr. DeRenzo, a director and President of MEI, disclaims beneficial own-ership of the Company's common stock held by MEI.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
At June 30, 1998, the Company owed one shareholder a total of $16,000, $10,000 was repaid during the year ended June 30, 1998. This loan has been classified as a current liability, as no specific due dates have been determined. This loan does not provide for interest payment and its terms are as favorable to the Company as those which could have been obtained from a third party in an arm's length transaction.

On August 17, 1998, the Company obtained a $160,000 line of credit with Commun-ity Bank of Nevada (the "Line of Credit"), secured by a Company certificate of deposit in the same amount. On September 4, 1998, Maven Properties, Inc. (MPI), a related party to MEI, borrowed $100,000 from the Company to satisfy an obli-gation of MEI. The note, at 8% interest per annum, is due on November 4, 1998 and lists security for the loan as the property located at 1711 E Desert Inn Road, Las Vegas, NV 89109. The note refers to a Deed of Trust executed by MPI on this property, however, no Deed of Trust has been recorded with the Clark County Recorders office. The Line of Credit was used for this transaction. See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" herein for a discussion of relationships which certain directors and executive officers of the Company have with MEI.

-------------------------------------------------------------------
It is the position of the Company's Board of Directors that neither it nor the Company's President authorized the Line of Credit, the pledging of the certif-icate of deposit, or the loan to MPI to satisfy the obligation of MEI. It is the position of Mr. DeRenzo, the President and a director of both the Company and MEI, that neither he, in his respective positions with the two companies, nor the MEI Board of Directors approved any of the transactions described above.

At a meeting on October 12, 1998, the Board of Directors removed Rodd Buckle and the Secretary/Treasurer from their executive officer positions with the Company and terminated their signature authority over Company bank accounts. Also at that meeting, the Board of Directors appointed Basil B. Newton and Thomas J. Neavitt as directors to fill vacancies on the Board and appointed Mr. Neavitt as Secretary and Treasurer of the Company.

Thereafter, the Board of Directors passed resolutions formally censuring Mr. Buckle based on the Board's determination that Mr. Buckle took, or caused to be taken, the following actions without Company authorization: (i) payments by the Company to Mr. Buckle; (ii) issuance and use of Company credit cards; (iii) change of Company bank accounts and designation of signatories on the accounts; and (iv) procuring the Line of Credit, pledging the Company's certificate of deposit and making the Loan to MPI, as discussed above.


                                  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------
Attached hereto as EXHIBIT A are the financial statements and supplementary data required by Item 8 of this form. Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from the schedules filed have been omitted because the information is not applicable.

Form 8-K filed and accepted April 2, 1998, SEC accession number 0000793595-98-000002, is summarized as follows:

On March 6, 1998, in a private transaction, Maven Enterprises, Inc., (MEI) a Nevada Corporation, purchased 362,500 shares of the Company's Voting Common Stock from Samuel A Francis. Total consideration for the stock purchase was $50,000. MEI used corporate funds to purchase 8.45% of the issued and outstand-ing Voting Common Stock of Beeper Plus, Inc. Samuel A Francis is no longer the beneficial owner of any of the Company's outstanding Common Stock.

--------------------------------------------------------------------------------
On March 13, 1998, in a private transaction, through a Stock Purchase and Sale Agreement, which is attached hereto, MEI purchased a total of 1,604,513 shares of the Company's Voting Common Stock from the following: 886,600 shares from Basil B. Newton, the President and Chairman of the Board of the Company; 631,413 shares from May c. Newton, the Secretary and Director of the Company; 39,500 shares from Jerry Roberts; 29,000 shares from Henry S. Kripitz; and 18,000 shares from Rita Atol Daffner. Total consideration for the stock purchase was $300,000 and 5,000 shares of MEI's 7% Cumulative Voting Preferred Stock. MEI used corporate funds and treasury stock to purchase 37.42% of the issued and outstanding Voting Common Stock of Beeper Plus, Inc. The sellers referred to in this paragraph are no longer the beneficial owners of any of the Company's outstanding Voting Common Stock.

To current management's knowledge, MEI now owns 45.87% of Beeper Plus, Inc.'s issued and outstanding Voting Common Stock.

On March 20, 1998, as part of the transaction, Hugo V. Cianciulli, Frank DeRenzo, Rodd Buckle and Robert Muniz were elected to the Board of Directors of Beeper Plus, Inc.


Stock Purchase and Sale Agreement
-------------------------------------------
This stock purchase agreement by and between Basil B. Newton, May C. Newton, and representing certain other family members, (hereinafter "Newton") Sellers, and Maven Enterprises, Inc., (hereinafter "MEI") Purchaser shall be as follows:

Whereas for and in consideration of $300,000, the receipt of which is hereby acknowledged, together with 5,000 shares of the 7% Cumulative Voting Preferred Stock of MEI as set forth in that certain Private Placement Memorandum dated March 2, 1998, Newton hereby transfers the full and nonassessable ownership of 1,604,513 shares of Beeper Plus, Inc., common capital stock to MEI.

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

                                           Beeper Plus, Inc.
                                           -----------------
                                           (Registrant)

      Frank H. DeRenzo                           10/20/98
   By -----------------------------------  Dated ------------
      Frank H. DeRenzo, President

      Thomas J. Neavitt                          10/20/98
   By -----------------------------------  Dated ------------
      Thomas J. Neavitt, Secretary/Treasurer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Frank H. DeRenzo                          10/20/98
   By ----------------------------------  Dated ------------
      Frank H. DeRenzo, Director

      Kevin Persinger                           10/20/98
   By ----------------------------------  Dated ------------
      Kevin Persinger, Director

      Hugo V. Cianciulli                        10/20/98
   By ----------------------------------  Dated ------------
      Hugo V. Cianciulli, Director

      Basil B. Newton                           10/20/98
   By ----------------------------------  Dated ------------
      Basil B. Newton, Director

      Thomas J. Neavitt                         10/20/98
   By ----------------------------------  Dated ------------
      Thomas J. Neavitt, Director

                                EXHIBIT A

                           Financial Statements

                                   of

                             Beeper Plus, Inc.

                  Years Ended June 30, 1998, 1997 and 1996

                           Beeper Plus, Inc.
              Years Ended June 30, 1998, 1997 and 1996

                           TABLE OF CONTENTS

                                                                      Page #
                                                                      ------

Independent Auditor's Report                                              20

Financial Statements:

     Balance Sheet                                                        21

     Statement of Operations and Deficit                                  22

     Statement of Cash Flows                                              23

     Statement of Shareholders' Equity                                    24

     Summary of Significant Accounting Policies
       and Notes to Financial Statements                               25-30

Joseph F. Zerga, Ltd.
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702) 732-2775


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors
Beeper Plus, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Beeper Plus, Inc. as of June 30, 1998 and 1997 and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beeper Plus, Inc. as of June 30, 1998 and 1997 and the results of operations and its cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with gen-erally accepted accounting principles.

Las Vegas, Nevada         Joseph F. Zerga
October 16, 1998

                               Beeper Plus, Inc.
                                 Balance Sheet
                             June 30, 1998 and 1997

                                    ASSETS

                                                     1998          1997
                                                     ----          ----
Current Assets:
  Cash (Note 2)                                      $226,722      $255,621
  Accounts Receivable, Net (Note 3)                    49,301        55,734
  Inventories                                           8,426        14,705
  Other Current Assets                                 12,915        11,551
                                                     --------      --------
       Total Current Assets                           297,364       337,611
                                                     --------      --------
 Furniture, Fixtures & Equipment
   Net of Depreciation (Note 4)                        18,404        26,353
                                                     ---------     --------
Other Assets:
  Deposits                                              5,450             0
  Distributorships, Net (Note 5)                       10,200        11,000
  Deferred Tax Assets (Note 6)                        108,150       100,525
                                                     --------      --------
       Total Other Assets                             123,800       111,525
                                                     --------      --------
TOTAL ASSETS                                         $439,568      $475,489
                                                     ========      ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                   $  4,886      $  1,057
  Other Accrued Expenses                                2,587        13,789
  Deferred Service Revenue (Note 3)                   137,638        89,196
  Loans from Related Parties (Note 7)                  16,000        26,000
                                                     --------      --------
       Total Current Liabilities                      161,111       130,042
                                                     --------      --------
Long-term Debt (Note 8)                                   -0-           -0-
                                                     --------      --------
Stockholders' Equity:
  Common stock, par value $.01 per share;
    authorized 10,000,000 shares; issued
    and outstanding 4,288,000                         42,880         42,880
  Additional Paid-In Capital                         948,950        948,950
  Accumulated Deficit                               (713,373)      (646,383)
                                                    --------       --------
        Total Stockholders' Equity                   278,457        345,447
                                                    --------       --------
TOTAL LIABILITIES EQUITY                            $439,568       $475,489
                                                    ========       ========

see accountants report and notes to financial statements

                            Beeper Plus, Inc.
                    Statement of Operations and Deficit
           For the Years Ended June 30, 1998, 1997, and 1996

                                     1998           1997          1996
                                     ----           ----          ----
REVENUE:
 Distribution Revenue                $  119,200     $  197,860     $  309,522
 Service Revenue                        608,460        616,713        605,233
 Pager Sales                             35,488         53,282         59,499
 Front Page Sales                       103,819        143,192        128,864
 Interest Income                          5,571          5,044          2,005
 Other Revenue                              685         13,462         47,152
                                     ----------     ----------     ----------
 TOTAL REVENUE                          873,223      1,029,553      1,152,275
                                     ----------     ----------     ----------
OPERATING COSTS AND EXPENSES:
 Cost of Sales                          267,281        335,636        449,700
 Advertising and Promotion               11,964          9,080          6,436
 Amortization (Note 5)                      800          1,800          2,200
 Bad Debts                               11,106         69,523            165
 Depreciation (Note 4)                   15,203         17,247         27,484
 Entertainment                            2,578          2,092            618
 Insurance                               30,291         31,013         29,247
 Professional Fees                       23,417         12,050         11,633
 Maintenance and Repairs                 12,909         11,221         18,505
 Office Supplies and Expense             14,822         11,966         26,270
 Salaries and Wages                     358,929        342,693        309,263
 Postage and Shipping                    10,062         21,991         24,398
 Printing                                 5,052          5,378          4,599
 Office Rent                             55,509         53,170         53,230
 Payroll Taxes and Other Benefits        43,710         40,274         33,934
 Taxes and Licenses                       3,276          2,534          4,828
 Telephone                               11,276         17,494         19,345
 Utilities                                3,563          4,367          4,832
 Front Page & Phone Card Expense              0            983         18,016
 Legal and Accounting                    29,838         26,639         24,656
 Miscellaneous                           36,252         41,742         30,029
                                     ----------     ----------     ----------
       TOTAL COSTS AND EXPENSES         947,838      1,058,893      1,099,388
                                     ----------     ----------     ----------
Net Income Before Tax                   (74,615)       (29,340)        52,887
 Income Tax Expense (Loss
   Benefit) (Note 6)                     (7,625)             0          8,221
                                     ----------     ----------     ----------
Net Income After Tax                 $  (66,990)    $  (29,340)    $   44,666
Deficit Beginning of Period            (646,383)      (617,043)      (661,709)
                                     ----------     ----------     ----------
Deficit End of Period                $ (713,373)    $ (646,383)    $ (617,043)
                                     ==========     ==========     ==========

Income per Common Share (Note 4)     $    (.016)    $    (.007)     $    .010
  Weighted Average Number of         ==========     ==========     ==========
  Common Shares Outstanding           4,288,000      4,280,500      4,280,500
                                     ==========     ==========     ==========

see accountants report and notes to financial statements

                             Beeper Plus, Inc.
                         Statement of Cash Flows
             For the Years Ended June 30, 1998, 1997, and 1996

                                        1998         1997         1996
                                        ----         ----         ----
Cash Flow from Operating Activities:
  Net Income (Loss)                     $ (66,990)   $ (29,340)   $  44,666
  Depreciation                             15,203       17,247       27,484
  Amortization                                800        1,800        2,200
  Loss on Disposal of Assets                    0       11,437            0
  Issuance of Stock as Compensation             0          375            0
  (Increase) Decrease In:
     Accounts Receivable                    6,433       75,093      (50,122)
     Inventories                            6,279       11,610       25,310
     Other Current Assets                  (1,364)      (2,936)       6,794
     Deposits                              (5,450)           0            0
     Deferred Tax Asset                    (7,625)           0        8,221
  Increase (Decrease) In:
     Accounts Payable                       3,829       (7,900)      (7,027)
     Accrued Expenses                     (11,202)       8,268        1,921
     Deferred Revenue                      48,442       58,955       (6,680)
                                        ---------    ---------    ---------
Net Cash from Operating Activities        (11,645)     144,609       52,767
                                        ---------    ---------    ---------
Cash Flows from Investing Activities:
  Capital Expenditures                     (7,254)     (14,199)           0
  Distributorship Purchased                     0            0      (12,000)
                                        ---------    ---------    ---------
Net Cash from Investing Activities         (7,254)     (14,199)     (12,000)
                                        ---------    ---------    ---------
Cash Flows from Financing Activities:
  Principal Paid to Related Parties       (10,000)     (10,000)           0
  Incumbrance of Long-Term Debt                 0            0            0
                                        ---------    ---------    ---------
Net Cash from Financing Activities        (10,000)     (10,000)           0
                                        ---------    ---------    ---------
Net Increase (Decrease) in Cash           (28,899)     120,410       40,767

Cash at Beginning of Period               255,621      135,211       94,444
                                        ---------    ---------    ---------
Cash at End of Period                   $ 226,722    $ 255,621    $ 135,211
                                        =========    =========    =========

Supplemental Disclosures:
  Interest Paid                                 0            0            0
  Issuance of Stock as Compensation             0          375            0

see accountants report and notes to financial statements

                                 Beeper Plus, Inc.
                        Statement of Shareholders' Equity
                 For the Years Ended June 30, 1998, 1997 and 1996

                                            Add'l
                      Common Stock          Paid-In    Accumulated
                   Shares       Amount      Capital    Deficit      Total
                   ------       ------      -------    -------      -----
Balance 6/30/95   4,280,500     $42,805     $948,650   $(661,709)   $329,746

Net Income                                                44,666      44,666
                  ---------     -------     --------   ---------    --------
Balance 6/30/96   4,280,500      42,805      948,650    (617,043)    374,412

Common Stock
Issued in lieu
of compensation       7,500          75          300                     375

Net Loss                                                 (29,340)    (29,340)
                  ---------     -------     --------   ----------   --------
Balance 6/30/97   4,288,000      42,880      948,950    (646,383)    345,447

Net Loss                                                 (66,690)    (66,690)
                  ---------     -------     --------   ---------    --------
Balance 6/30/98   4,288,000     $42,880     $948,950   $(713,373)   $278,457
                  =========     =======     ========   =========    ========

see accountants report and notes to financial statements.

                               Beeper Plus, Inc.
                   Summary of Significant Accounting Policies and
                            Notes to Financial Statements
                 For the Years Ended June 30, 1998, 1997, and 1996


NOTE 1 - Summary of Significant Accounting Policies:
----------------------------------------------------
The Company:
-----------
Beeper Plus, Inc. (the Company) was incorporated under the laws of the State of Nevada on March 25, 1986. On March 31, 1986, the Company acquired Dial-A-Score, Inc. a Nevada corporation which was incorporated on July 5, 1985. Dial-A-Score, Inc. was a privately held company with one stockholder, who was also a director of the Company. Because Dial-A-Score was under common control for accounting purposes, it is considered to be the predecessor of the Company.

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

Deferred Revenue:
-----------------
Deferred revenue results from cash received from customers for the prepayment of services to be provided. The revenue is recognized when the customer is billed for the services provided.

Estimates:
----------
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

Earnings per Share:
------------------
The computation of earnings per share is based on the weighted average number of outstanding common shares.

                             Beeper Plus, Inc.
              Summary of Significant Accounting Policies and
                     Notes to Financial Statements
              For the Years Ended June 30 1998, 1997, and 1996


NOTE 2 - Cash:
--------------
A summary of cash at June 30, 1998 is as follows:
   Citibank Nevada, N.A.
      Non-Interest Bearing, Checking           $  58,673
      Non-Interest Bearing, Payroll Acct           2,537
      Interest Bearing, Savings                  165,372
   Other Cash
      Petty Cash                                     140
                                               ---------
   Total Cash                                  $ 226,722
   Federal Depository Insured                    100,000
                                               ---------
   Uninsured                                   $ 126,722
                                               =========

NOTE 3 - Accounts Receivable:
-----------------------------
Accounts Receivable consist of amounts due from service customers and distrib-utors and is shown on the balance sheet net of allowance for doubtful accounts. Prepayments on account by service customers and distributors is shown as a cur-rent liability and the revenue is recognized when the customer is billed for the services provided. Accounts Receivable at June 30, 1998 and 1997 are as follows:
                                           1998             1997
                                           ----------       ----------
     Accounts Receivable                   $  149,376       $  144,703
     Allowance for Doubtful Accounts         (100,075)         (88,969)
                                           ----------       ----------
     Net Accounts Receivable               $   49,301       $   55,734
                                           ==========       ==========

     Prepayments on Account                $  137,638       $   89,196
                                           ==========       ==========


NOTE 4 - Furniture, Fixtures and Equipment:
-------------------------------------------

                                    June 30       June 30       June 30
                                    1998          1997          1996
                                    ----          ----          ----
Fixed Assets
------------
Balance at Beginning of Year        $284,150      $466,642      $466,642
Additions                              7,254        14,199             0
Disposals                                  0      (196,691)            0
                                    --------      --------      --------
Balance at End of Year              $291,404      $284,150      $466,642
                                    ========      ========      ========
Accumulated Depreciation
------------------------
Balance at Beginning of Year        $257,797      $425,804      $398,320
Expenses                              15,203        17,247        27,484
Disposals                                  0      (185,254)            0
                                    --------      --------      --------
Balance at End of Year              $273,000      $257,797      $425,804
                                    ========      ========      ========

                             Beeper Plus, Inc.
               Summary of Significant Accounting Policies and
                      Notes to Financial Statements
              For the Years Ended June 30, 1998, 1997, and 1996


NOTE 4 - Furniture Fixtures and Equipment (Continued):
------------------------------------------------------

                          Service
                          Life      1998          1997          1996
                          -------   --------      --------      --------
Furniture, Fixtures
and Equipment             5 - 7     $279,024      $271,770      $454,262
Leasehold Improvements      5         12,380        12,380        12,380
                                    --------      --------      --------
   Total Fixed Assets                291,404       284,150       466,642
Less Accumulated Depreciation       (273,000)     (257,797)     (425,804)
                                    --------      --------      --------
  Net Fixed Assets                  $ 18,404      $ 26,353      $ 40,838
                                    ========      ========      ========


NOTE 5 - Distributorship:
------------------------
On April 11, 1996, the Company purchased the Dallas distributorship from Arthur Stevens for $12,000. The asset was recorded at cost and is amortizable over a period of fifteen years.


NOTE 6 - Income Taxes
---------------------
The Company has net operating loss carryforwards of $721,012 which if not utilized will expire as follows:

          NOL Carryover Year     Expires            For Financial
          Ending June 30         June 30            Reporting Purposes
          --------------         -------            ------------------
           1988                  2003               $ 187,083
           1989                  2004                 308,251
           1990                  2005                 168,871
           1998                  2013                  56,807
                                                    ---------
                                                    $ 721,012
                                                    =========

During 1994, the Company adopted FASB Statement 109 on accounting for income taxes. The components of deferred tax assets are as follows:

Deferred Tax Asset at June 30, 1994                              $ 114,060
   Less Deferred Tax Used as of June 30, 1995                       (5,314)
                                                                 ---------
Deferred Tax Asset at June 30, 1995                                108,746
   Less Deferred Tax Used as of June 30, 1996                      ( 8,221)
                                                                 ---------
Deferred Tax Asset at June 30, 1996                                100,525
   Less Deferred Tax Used as of June 30, 1997                          -0-
                                                                 ---------
Deferred Tax Asset at June 30, 1997                                100,525
   Plus Tax Benefit of losses for Year ended 6/30/98                 7,625
                                                                 ---------
                                                                 $ 108,150
                                                                 =========

                            Beeper Plus, Inc.
             Summary of Significant Accounting Policies and
                    Notes to Financial Statements
           For the Years Ended June 30, 1998, 1997, and 1996


NOTE 7 - Loans to and from Related Parties:
-------------------------------------------
Loans from related parties include the following:

                                              1998       1997       1996
Notes Payable to Shareholders (Jamie           -------    -------    -------
Thompson) Non-Interest Bearing                $16,000    $26,000    $36,000
                                              =======    =======    =======

Payment on this note in the amount of $10,000 each were made in March of 1998 and February of 1997. No other payments have been made on loans from related parties for the three year period ended June 30, 1998.

Subsequent to the balance sheet date, on September 4, 1998, the Company loaned $100,000 to Maven Properties, Inc., a related party to Maven Enterprises, Inc., a 45.87% shareholder in the Company, at 8% interest, due and payable on November 4, 1998 (see Note 10 - Subsequent Events).


NOTE 8 - Long-Term Debt:
------------------------
The Company had no Long-Term Debt obligations during the three year period ended June 30, 1998.


NOTE 9 - Commitments and Contingencies:
---------------------------------------
Operating Leases:
-----------------
The Company leases approximately 3,500 square feet of office space at 3900 Paradise Road, Suite 200-201, Las Vegas, Nevada under a non-cancelable oper-ating lease from a non-affiliated lessor (see Item 2 Form 10-K). The term of the lease is 36 months beginning June 25, 1998 and ending June 30, 2001. The future minimum monthly and annual lease payments for the term of this lease are as follows:
                                         Monthly      Annual
                                         -------      ---------
     Year Ended June 30,     1999        $ 5,400      $  64,800
                             2000          5,600         67,200
                             2001          5,800         69,600
                                                      ---------
                                                      $ 201,600
                                                      =========

                           Beeper Plus, Inc.
              Summary of Significant Accounting Policies and
                     Notes to Financial Statements
             For the Years Ended June 30, 1998, 1997, and 1996


NOTE 10 - Subsequent Events:
----------------------------
As of August 31, 1998, the Company has entered into an agreement with Edge Capital Investment, LLC to coordinate a campaign to raise additional invest-ment capital in the one to two million dollar range.

In September of 1998, the Company began providing wagering tips by subscrip-tion service to a hand held beeper and by telephone 900 line.

On August 5, 1998, the Company made a filing with the Nevada Secretary of State, which reported that the Board of Directors had approved an amendment to the Company's articles of incorporation (the "Articles") changing the Company's name to "Maven Sports Page, Inc." Shortly thereafter, the Company was informed that the ticker symbol for the Company's common stock had been changed from BEPP to MAVN.

An amendment to the Articles requires approval of the Company's shareholders, such an amendment to change the Company's name was not submitted to a share-holder vote. It is, therefore, the Company's position that its corporate name continues to be "Beeper Plus, Inc." The Company does not propose to amend the Articles to change the corporate name, and it has authorized necessary actions to be taken to (i) cause the Nevada Secretary of State's records to be corrected to reflect accurately the Company's name as "Beeper Plus, Inc." and (ii) change the ticker symbol back to BEPP or to a substantially similar symbol which reflects the correct corporate name.

On August 17, 1998, the Company secured a line of credit with Community Bank of Nevada (the "Line of Credit") in the amount of $160,000, maturity date August 13, 1999, secured by Certificate of Deposit in the amount of $160,000. $160,000 has subsequently been drawn on the line of credit.

On September 4, 1998, Maven Properties, Inc. (MPI, a related party to Maven Enterprises, Inc. (MEI), a 45.87% shareholder in the Company, borrowed $100,000 from the Company to satisfy an obligation of MEI. The note, at 8% interest per annum, is due on November 4, 1998 and lists security for the loan as the prop-erty located at 1711 E Desert Inn Road, Las Vegas, NV 89109. The note refers to a Deed of Trust executed by MPI on this property, however, no Deed of Trust has been recorded with the Clark County Recorders office. The Line of Credit was used for this transaction.

---------------------------------------
It is the position of the Company's Board of Directors that neither it nor the Company's President authorized the line of Credit, the pledging of the certifi-cate of deposit, or the loan to MPI to satisfy the obligation of MEI. It is the position of Mr. DeRenzo, the President and a director of both the Company and MEI, that neither he, in his respective positions with the two companies, nor the MEI Board of Directors approved any of the transactions described above.

On October 12, 1998, the Board of Directors reappointed Basil B. Newton and appointed Thomas J. Neavitt as directors to fill two vacancies on the Board. Also on that date, the Board removed Rodd Buckle and Herb Jensen from all officer positions which they held with the Company and appointed Mr. Neavitt as Secretary and Treasurer.