Form 10-K/A
period 1998-06-30
BEEPER PLUS INC
filed 1999-01-04
CIK 793595

BEEPER PLUS
                              ANNUAL REPORT
                        Year Ended June 30, 1998

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K
                                 AMENDED

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

                           Beeper Plus, Inc.
                               Form 10-K
                             June 30, 1998

                           TABLE OF CONTENTS
                                                                        Page

ITEM 1.  Business                                                        3-6

ITEM 2.  Properties                                                        6

ITEM 3.  Legal Proceedings                                                 6

ITEM 4.  Submission of Matters to a Vote of Security Holders               7

ITEM 5.  Market for the Registrant's Common Equity and Related
         Security Holder Matters                                           8

ITEM 6.  Selected Financial Data                                           9

ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9-11

ITEM 8.  Financial Statements and Supplementary Data                      12

ITEM 9.  Disagreements on Accounting and Financial Disclosure             12

ITEM 10. Directors and Executive Officers of the Registrant            12-13

ITEM 11. Executive Compensation                                           14

ITEM 12. Security Ownership of Certain Beneficial Owners
         and Management                                                   15

ITEM 13. Certain Relationships and Related Transactions                   16

ITEM 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                                   17-18

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

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                 Year Ended June 30
                   1998        1997        1996        1995        1994
                   ----        ----        ----        ----        ----
Operating Revenue  $  867,652  $1,024,509  $1,150,270  $1,335,881  $1,341,292
Net Income (Loss)     (66,990)    (29,340)     44,666      30,111     232,095
Net Income (Loss)
  Per Common Share
  Outstanding            (.02)       (.01)        .01         .01         .06

Balance Sheet Data
------------------
Working Capital       136,253     207,569     220,249     149,678      36,510
Total Assets          439,568     475,489     430,699     397,819     556,203
Total Liabilities     161,111     130,042      56,287      68,073     262,068
Stockholders'
  Equity              278,457     345,447     374,412     329,746     294,135
Long Term Debt          - 0 -       - 0 -       - 0 -       - 0 -       - 0 -

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

The Company had no lines of credit or other financing arrangement in place at June 30, 1998, however, on August 17, 1998, the Company secured a line of credit with Community Bank of Nevada in the amount of $160,000, maturity date August 13, 1999, secured by Certificate of Deposit in the amount of $160,000. $160,000 has subsequently been drawn on the line of credit, $60,000 to cover operating expenses and $100,000 has been loaned to Maven Properties, Inc., a related party to Maven Enterprises, Inc. ("MEI"), a Nevada Corporation and 45.87% shareholder in the Company, at 8% interest, due and payable November 4, 1998. See "ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" herein for information concerning these transactions herein for information concern-ing these transactions

On August 31, 1998, the Company entered into an agreement with Edge Capital Investment Company, LLC (Edge) to coordinate a campaign to raise additional investment capital in the one to two million dollar range. The Agreement, entered into by John F. Yeomans, Jr., President and Managing Director of Edge and Rodd Buckle, Director and CEO of Maven Sports Page, Inc., was not authorized by the Board of Directors of the Company. The agreement did not specify how the capital was to be raised.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
-----------------------------------------

               Liquidity and Capital Reserves (Continued)
               ------------------------------------------
The Agreement specified compensation to Edge including an $11,500 non-refundable retainer attributable to the first two months compensation and expense allowance and $5,750 due November 1, 1998 representing the third months compensation and expense allowance. Compensation for subsequent months was to be contingent upon the Company accepting and receiving a minimum of $400,000 during the term of this agreement.

The Company exercised it's right to terminate the Agreement after the initial 120 days when funding in the amount of $500,000 was not accepted and received by the Company within that period. The Company did not accept or receive any funding at any time under this Agreement. After paying the initial $11,500, the Company settled with Edge to pay $2,000 for the third month's installment and be released from the contract.

Due to the unauthorized transactions described in Item 13, the Company now re-quires a dual signature on all disbursements over $1,000 except payroll checks, which are issued by an outside agency. The Board of Directors also scrutinizes the disbursements on a monthly basis.

Since 1994 there have been sweeping changes to the industry. Larger paging companies have bought out many of their smaller competitors and consolidated their business. New pager services, including companies as large as Motorola and CNN, now offer competitive products at prices too low for the Company to compete with. Instead of selling the Front Page product to 96 local paging companies, as in 1994, the Company now has relations with only 32. Two of the largest distributors of the Sports Page product, in Florida and Washington DC/ Baltimore, have broken their contracts with the Company after accruing large debts. Legal efforts to collect have not been successful to date. To prevent the loss of other distributors the Company has been forced to cut their monthly fees.

The Company has taken a number of steps in an effort to regulate the monthly fluctuations of the business and focus on the long-term. For example, the emphasis is now on annual contracts directly with customers, rather than on month-to-month arrangements through distributors. By buying out the distributors the Company hs been able to substantially reduce operating costs.


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

The drop in distribution revenue from 1996 to 1998 is due to a number of factors including the loss of the Baltimore territory and the breaking of contract by the Florida distributor. Although a legal judgement has been made in the Company's favor against the Florida distributor, the Company has been unable to collect any restitution. In 1998 the Company began the 10-year buy-out of the largest remaining distributor (Northern California).

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATINS (Continued)
----------------------------------------

                  Fiscal Year Ended June 30, 1998 Compared to
                   Fiscal Year Ended June 30, 1997(Continued)
                   ------------------------------------------
As a result, the Company expects to see smaller distribution revenues, but larger per-customer fees as their contracts are renewed directly with Beeper Plus, Inc. Also, as noted previously, the Company was forced to reduce the monthly fees paid by the New England distributor in order to keep that company from becoming insolvent.

Pager sales have decreased due to the attempt to lure more annual customers with a "one year contract, free pager" promotion. The Company expects to see the benefit of this program in the long term. Front Page revenues have dropped as competition from large and well known firms increases. Motorola and CNN both offer a similar service to the Company's Front Page product, at a lower price. The drop in "Other Revenue" comes from an abandonment of the phone card product which was still in service in 1996, but the Company has ceased to support.

Cost of sales has decreased as the Company has made every effort to acquire the pagers, wire service and satellite fees at lower costs. Advertising costs have increased in an effort to explore new marketing venues for the Company. This policy was aggressively pursued in 1998 under the supervision on new management. Salaries and wages increased in 1998 most notably due to the addition of temp-orary staff members. Rent has increased due to an expansion in the Company's offices.

                  Fiscal Year Ended June 30, 1997 Compared to
                         Fiscal Year Ended June 30, 1996
                         -------------------------------
During the fiscal year ended June 30, 1997, revenues were $1,024,509 as compared to $1,150,270 for the fiscal year ended June 30, 1996, representing a decline in revenue of $125,761 in fiscal 1997. The Company's statement of operations for the fiscal year ended June 30, 1997, reflects a net loss of $29,340, compared to net income of $44,666 in fiscal 1996. Efforts in collecting numerous de-linquent accounts through the use of a collection agency resulted in less col-lections than was anticipated. This resulted in the recognition of bad debts in the amount of $69,523 in the year ended June 30, 1997.

                  Fiscal Year Ended June 30, 1996 Compared to
                         Fiscal Year Ended June 30, 1995
                         -------------------------------
During the fiscal year ended June 30, 1996, revenues were $1,150,270 as compared to $1,335,881 for the fiscal year ended June 30, 1995, representing a decline in revenue of $185,611 in fiscal 1996. Despite this decline in revenue, the Company's 1996 statement of operations reflects net income of $44,666, an increase of $14,555 from fiscal 1995.

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


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
The following table sets forth certain information regarding each director and executive officer of the Company:

Name                     Age     Position
----                     ---     --------
Basil B. Newton          74      President and Director.
May C. Newton            72      Secretary/Treasurer and Director.
Kevin Persinger          31      Director and Computer Programmer.
Frank H. DeRenzo         62      President and Director.
Thomas J. Neavitt        68      Secretary/Treasurer and Director
Hugo V. Cianciulli       47      Director and Vice President.
Herb Jensen              40      Secretary/Treasurer.
Rodd Buckle              41      Director.

The Directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors are duly elected and qualified. Officers of the Company serve at the discretion of the Board of Directors and are appointed by the Board of Directors. Basil Newton and May Newton are husband and wife.

Basil B. Newton was president/part owner of various casinos in London, England and St. Maarten Island in the Caribbean. Mr. Newton developed the idea of disseminating major league sports results through alpha-numeric paging systems and established Beeper Plus, Inc. to undertake such a venture. Mr. Newton was appointed Vice-President by the Board of Directors on April 15, 1988, and was elected President of Beeper Plus, Inc. on October 5, 1992. Mr. Newton resigned his position as President effective March 20, 1998 and resigned from the Board of Directors effective August 24, 1998. Basil B. Newton was reappointed to the Board of Directors on October 12, 1998 and resigned from the Board of Directors November 30, 1998.

-----------------------------------------------------------------------
May C. Newton had prior banking experience before joining Beeper Plus, Inc. at its inception. Mrs. Newton held the position of Vice-President of Operations and is also a Director of the Company. Mrs. Newton holds the position as Chief Financial Officer and Secretary/Treasurer of the Company. May C. Newton resigned her positions as Secretary/Treasurer effective March 20, 1998 and resigned from the Board of Directors effective August 24, 1998.

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

On August 17, 1998, the Company obtained a $160,000 line of credit with Commun-ity Bank of Nevada (the "Line of Credit"), secured by a Company certificate of deposit in the same amount. On September 4, 1998, Maven Properties, Inc. (MPI), a related party to MEI, borrowed $100,000 from the Company to satisfy an obli-gation of MEI. The note, at 8% interest per annum, matures November 4, 1998 and is secured by the property located at 1711 E Desert Inn Road, Las Vegas, NV 89109. The note refers to a Deed of Trust executed by MPI on this property. The Deed of Trust has not been recorded with the Clark County Recorders office, but the Company has initiated proceedings to sell the property to satisfy the loan. The Line of Credit was used for this transaction. See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" herein for a discussion of relationships which certain directors and executive officers of the Company have with MEI.

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

Thereafter, the Board of Directors passed resolutions formally censuring Mr. Buckle based on the Board's determination that Mr. Buckle took, or caused to be taken, the following actions without Company authorization: (i) payments by the Company to Mr. Buckle in the amount of $5,000; (ii) issuance and use of 12 Company credit cards; (iii) change of Company bank accounts and designation of signatories on the accounts; (iv) procuring the Line of Credit, pledging the Company's certificate of deposit and making the Loan to MPI, as discussed above; and (v) executing the contract with Edge capital costing the Company $13,500. These unauthorized transactions occurred subsequent to the balance sheet date of June 30, 1998.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)
--------------------

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

                                           Beeper Plus, Inc.
                                           -----------------
                                           (Registrant)

      Frank H. DeRenzo                           12/30/98
   By -----------------------------------  Dated ------------
      Frank H. DeRenzo, President

      Thomas J. Neavitt                          12/30/98
   By -----------------------------------  Dated ------------
      Thomas J. Neavitt, Secretary/Treasurer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Frank H. DeRenzo                          12/30/98
   By ----------------------------------  Dated ------------
      Frank H. DeRenzo, Director

      Kevin Persinger                           12/30/98
   By ----------------------------------  Dated ------------
      Kevin Persinger, Director

      Hugo V. Cianciulli                        12/30/98
   By ----------------------------------  Dated ------------
      Hugo V. Cianciulli, Director

      Thomas J. Neavitt                         12/30/98
   By ----------------------------------  Dated ------------
      Thomas J. Neavitt, Director

                                EXHIBIT A

                           Financial Statements

                                   of

                             Beeper Plus, Inc.

                  Years Ended June 30, 1998, 1997 and 1996

                           Beeper Plus, Inc.
              Years Ended June 30, 1998, 1997 and 1996

                           TABLE OF CONTENTS

                                                                      Page #
                                                                      ------

Independent Auditor's Report                                              22

Financial Statements:

     Balance Sheet                                                        23

     Statement of Operations and Deficit                                  24

     Statement of Cash Flows                                              25

     Statement of Shareholders' Equity                                    26

     Summary of Significant Accounting Policies
       and Notes to Financial Statements                               27-32

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

Amortization:
------------
The Company amortizes new distributorships purchased over 15 years for federal income tax purposes in accordance with Internal Revenue Code Section 197 for the amortization of intangible assets. The Company uses the same method for financial reporting purposes because the length of time the Company will bill the customers directly after the termination of the distributorship is indefinite.

Revenue Recognition and Deferred Revenue:
-----------------------------------------
Revenue is recognized when customers are billed for the services provided. Deferred revenue results from cash received from customers for the prepayment of services to be provided.

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
                                    ========      ========      ========


NOTE 5 - Distributorship:
------------------------
On April 11, 1996, the Company purchased the Dallas distributorship, which terminated the distributor arrangement and allowed the Company to bill the customers directly, for $12,000. The asset was recorded at cost and is amor-tizable over a period of fifteen years for federal income tax and financial reporting purposes.


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
                                                    ---------
                                                    $ 721,012
                                                    =========

During 1994, the Company adopted FASB Statement 109 on accounting for income taxes. The deferred tax asset recognized by the Company is a result of the expected future tax benefit of the Net Operating Loss carryforward from the schedule above. The Company has reported taxable income each year from fiscal year end June 30, 1991 through fiscal year end June 30, 1997, which utilized a portion of the net operating loss carryover from which the deferred tax asset is derived. The Company believes it will continue to show taxable profits in future periods to utilize the remaining net operating loss, therefore a deferred tax asset is maintained to account for the expected benefits of the offset to federal income tax.

                          Beeper Plus, Inc.
             Summary of Significant Accounting Policies and
                    Notes to Financial Statements
            For the Years Ended June 30, 1998, 1997, and 1996

NOTE 6 - Income Taxes (Continued)
---------------------------------

Deferred Tax Asset at June 30, 1994                              $ 114,060
   Less Deferred Tax Used as of June 30, 1995                       (5,314)
                                                                 ---------
Deferred Tax Asset at June 30, 1995                                108,746
   Less Deferred Tax Used as of June 30, 1996                      ( 8,221)
                                                                 ---------
Deferred Tax Asset at June 30, 1996                                100,525
   Less Deferred Tax Used as of June 30, 1997                          -0-
                                                                 ---------
Deferred Tax Asset at June 30, 1997                                100,525
   Plus Tax Benefit of losses for Year ended 6/30/98                 7,625
                                                                 ---------
Deferred Tax Asset at June 30, 1998                              $ 108,150
                                                                 =========

Fiscal Year Ending                          06/30/98     06/30/97    06/30/96
Net Income (Loss) from Operations           $(74,615)    $(29,340)   $ 52,887
Contributions Carryover                        5,300            0           0
Travel & Entertainment 50%                     1,289        1,046         309
Bad Debts per Allowance                       11,106       55,043           0
Penalties                                        113          329           0
Taxable Income (Loss)                        (56,807)      27,078      53,196
Income Tax Expense (Benefit) Recognized     $( 7,625)    $      0    $  8,221


NOTE 7 - Loans to and from Related Parties:
-------------------------------------------
Loans from related parties include the following:

                                              1998       1997       1996
Notes Payable to Shareholders (Jamie           -------    -------    -------
Thompson) Non-Interest Bearing                $16,000    $26,000    $36,000
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
                                                      ---------
                                                      $ 201,600
                                                      =========

NOTE 10 - Subsequent Events:
----------------------------
On August 31, 1998, the Company entered into an agreement with Edge Capital Investment, LLC to coordinate a campaign to raise additional investment capital in the one to two million dollar range. The Company subsequently terminated this agreement.

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

                         Beeper Plus, Inc.
            Summary of Significant Accounting Policies and
                   Notes to Financial Statements
           For the Years Ended June 30, 1998, 1997, and 1996


NOTE 10 - Subsequent Events (Continued):
----------------------------------------
On August 17, 1998, the Company secured a line of credit with Community Bank of Nevada (the "Line of Credit") in the amount of $160,000, maturity date August 13, 1999, secured by Certificate of Deposit in the amount of $160,000. $160,000 has subsequently been drawn on the line of credit.

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

On October 12, 1998, the Board of Directors reappointed Basil B. Newton and appointed Thomas J. Neavitt as directors to fill two vacancies on the Board. Also on that date, the Board removed Rodd Buckle and Herb Jensen from all officer positions which they held with the Company and appointed Mr. Neavitt as Secretary and Treasurer. On November 30, 1998, Basil B. Newton resigned from the Board of Directors.