Form 10-Q
period 1998-09-30
BEEPER PLUS INC
filed 1999-02-10
CIK 793595

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

                     For Quarter Ended 09/30/98

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

Yes  X   No
    ---    ---


Class                                       Outstanding at Sept 30, 1998
------------------------------------------------------------------------
Common Stock, par value $.01 per share      4,283,000

                        Beeper Plus, Inc.
                          Form 10-Q
               Quarter Ended September 30, 1998

                        TABLE OF CONTENTS
                                                                      Page
PART I - Financial Information:
-------------------------------
     Item I - Financial Statements:
          Compilation Letter                                            3
          Balance Sheet                                                 4
          Statement of Operations and Deficit                           5
          Statement of Cash Flows                                       6
          Summary of Significant Accounting Policies and
          Notes to Financial Statements                              7-11

     Item II - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                           12-13

PART II - Other Information:                                           14
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

Joseph F. Zerga, Ltd.
Certified Public Accountants
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702)732-2775



To the Board of Directors
and Stockholders of
Beeper Plus, Inc.

We have compiled the accompanying balance sheet of Beeper Plus, Inc. as of September 30, 1998 and the related statements of operations, deficit, and cash flows for the three months ended September 30, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the year ended June 30, 1998 were audited by us and we expressed an unqualified opinion on them in our report dated October 16, 1998, but we have not performed any auditing procedures since that date.

                                Joseph F. Zerga
Las Vegas, Nevada
January 29, 1999

                         BEEPER PLUS, INC.
                          Balance Sheet
               September 30, 1998 and June 30, 1998

                                              Sept 30         June 30
                                              1998            1998
                                              ---------       ---------
                                              (Unaudited)
ASSETS
Currents Assets
     Cash                                     $  31,848       $ 226,722
     Certificate of Deposit (Note 8)            160,000               0
     Accounts Receivable (Note 3)                65,773          49,301
     Inventories                                  7,000           8,426
     Notes Receivable (Note 7)                  100,000               0
     Other Current Assets                         1,020          12,915
                                              ---------       ---------
         Total Current Assets                   365,641         297,364
                                              ---------       ---------
Fixed Assets:
     Net of Depreciation (Note 4)                18,581          18,404
                                              ---------       ---------
Other Assets:
     Deposits                                     5,450           5,450
     Distributorships, Net (Note 5)              10,000          10,200
     Deferred Tax Assets (Note 6)               121,050         108,150
                                              ---------       ---------
       Total Other Assets                       136,500         123,800
                                              ---------       ---------
     TOTAL ASSETS                             $ 520,722       $ 439,568
                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Acounts Payable                          $   4,822       $   4,886
     Other Accrued Expenses                       4,234           2,587
     Line of Credit (Note 8)                    159,953               0
     Deferred Service Revenue (Note 3)          135,753         137,638
     Loans from Related Parties (Note 7)         16,000          16,000
                                              ---------       ---------
        Total Current Liabilities               320,762         161,111
                                              ---------       ---------
Long-term debt                                    - 0 -           - 0 -
                                              ---------       ---------
Stockholders' Equity:
     Common Stock (Note 10)                      42,880          42,880
     Additional Paid-in Capital                 948,950         948,950
     Treasury Stock (Note 10)                    (3,369)              0
     Accumulated Deficit                       (788,501)       (713,373)
                                              ---------       ---------
       Total Stockholders' Equity               199,960         278,457
                                              ---------       ---------
     TOTAL LIABILITIES AND EQUITY             $ 520,722       $ 439,568
                                              =========       =========

see accountant's compilation report and notes to financial statements

                                - 4 -

                         BEEPER PLUS, INC.
                Statement of Operations and Deficit
        For the Three Months Ended September 30, 1998 and 1997
                           (Unaudited)
                                                    Three Months Ended
                                                   Sept 30      Sept 30
                                                   1998         1997
                                                   ---------    ---------
Revenue & Income:
     Distribution Revenue                          $  16,125    $  29,646
     Service Revenue                                 181,139      182,134
     Pager Sales                                       9,453       11,191
     Front Page Sales                                 10,693       41,390
     Interest Income                                   1,231        1,416
     Other Revenue                                         0          685
                                                   ---------    ---------
       Total Revenue                                 218,641      266,462
                                                   ---------    ---------
Operating costs and expenses:
     Cost of Sales                                    61,983       74,759
     Advertising & Promotion                          14,830        7,109
     Amortization                                        200          200
     Bad Debts                                         6,416            0
     Depreciation                                      1,503        3,664
     Entertainment                                         0          139
     Insurance                                        10,344        9,359
     Interest Expense                                    153            0
     Professional Fees                                24,681            0
     Maintenance & Repairs                               393        2,177
     Office Expense                                    6,810        4,261
     Salaries & Wages                                 99,146       88,249
     Postage & Shipping                                5,703        1,902
     Printing                                            739          451
     Rent                                             17,002       13,007
     Payroll Taxes & Benefits                         14,638       11,133
     Taxes & Licenses                                    808        2,786
     Telephone                                         4,782        3,531
     Utilities                                         1,505        1,219
     Legal & Accounting                               19,932        8,632
     Trade Show Expenses                               7,398            0
     Miscellaneous                                     7,703        6,438
                                                   ---------    ---------
       Total Costs and Expenses                      306,669      239,016
                                                   ---------    ---------
     Net Income (Loss) Before Tax                    (88,028)      27,446
     Income Tax Expense (Benefit)                    (12,900)       4,100
                                                   ---------    ---------
     Net Income (Loss) After Tax                   $ (75,128)   $  23,346
     Deficit Beginning of Period                    (713,373)    (646,383)
                                                   ---------    ---------
     Deficit End of Period                         $(788,501)   $(623,037)
                                                   =========    =========
     Income per Common Share (Note 4)              $  (0.018)    $   .005
                                                   =========    =========
Weighted average number of common
shares outstanding                                 4,284,902    4,288,000
                                                   =========    =========

see accountant's compilation report and notes to financial statements

                                 - 5 -

                          BEEPER PLUS, INC.
                       Statement of Cash Flows
         For the Three Months Ended September 30, 1998 and 1997
                            (Unaudited)
                                                     Three months ended
                                                    Sept 30      Sept 30
                                                    1998         1997
CASH FLOW FROM OPERATING ACTIVITIES
     Net Income (Loss)                              $ (75,128)    $  23,346
     Depreciation                                       1,503        3,664
     Amortization                                         200          200
     (Increase) Decrease in:
          Accounts Receivable                         (16,472)     (16,785)
          Inventories                                   1,426       (2,910)
          Other Current Assets                         11,895       (9,752)
          Deferred Tax Asset                          (12,900)       4,100
     Increase (Decrease) in:
          Accounts Payable                                (64)       3,926
          Accrued Expenses                              1,647       (6,867)
          Deferred Revenue                             (1,885)       2,888
                                                    ---------    ---------
     NET OPERATING CASH                               (89,778)       1,810
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Loan to Maven Properties, Inc.                  (100,000)           0
     Certificate of Deposit                          (160,000)           0
     Capital Expenditures                              (1,680)        (568)
                                                    ---------    ---------
     TOTAL CASH FLOWS FROM INVESTING ACTIVITIES      (261,680)        (568)
                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase Treasury Stock                           (3,369)           0
     Draw on Line of Credit                           159,953            0
                                                    ---------    ---------
     TOTAL CASH FLOWS FROM FINANCING ACTIVITIES       156,584            0
                                                    ---------    ---------

Net Increase (Decrease) in cash                      (194,874)       1,242

Cash, beginning of period                             226,722      255,621
                                                    ---------    ---------
Cash, end of period                                 $  31,848    $ 256,863
                                                    =========    =========

see accountant's compilation report and notes to financial statements

                                - 6 -

                             Beeper Plus, Inc.
                Summary of Significant Accounting Policies
                      and Notes to Financial Statements
                           September 30, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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


Amortization:
-------------
The Company amortizes new distributorships purchased over 15 years for federal income tax purposes in accordance with Internal Revenue Code Section 197 for the amortization of intangible assets. The Company uses the same method for financial reporting purposes because the length of time the Company will bill the customers directly after the termination of the distributorship is indefinite.


Revenue Recognition and Deferred Revenue:
-----------------------------------------
Revenue is recognized when customers are billed for the services provided. Deferred revenue results from the cash received from customers for the pre-payment of services to be provided.


Estimates:
----------
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.


Earnings per share:
-------------------
The computation of earnings per share is based on the weighted average number of outstanding common shares.

                         Beeper Plus, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        September 30, 1998

NOTE 2 - Cash:
--------------
A summary of cash at September 30, 1998 is as follows:
     Citibank Nevada, N.A.
            Non-Interest Bearing, Checking        $   9,442
            Non-Interest Bearing, Payroll Acct        4,361
            Interest Bearing, Savings                 6,033
     Community Bank of Nevada
            Non-Interest Bearing, Checking           11,734
            Non-Interest Bearing, Payroll Acct            0
     Other Cash
            Petty Cash                                  278
                                                   --------
     Total Cash                                   $  31,848
     Federal Depository Insured                      20,114
                                                   --------
     Uninsured                                    $  11,734
                                                   ========

NOTE 3 - Accounts Receivable:
-----------------------------
Accounts Receivable consist of amounts due from service customers and distributors and is shown on the balance sheet net of allowance for doubtful accounts. Prepayments on account by service customers and distributors is shown as a current liability and the revenue is recognized when the customer is billed for the services provided. Accounts Receivable at September 30, 1998 and June 30, 1998 are as follows:
                                                  1998
                                          Sept 30       June 30
                                        ---------    ----------
     Accounts Receivable                $  83,678    $  149,376
     Allowance for Doubtful Accounts      (17,905)     (100,075)
                                        ---------    ----------
     Net Accounts Receivable            $  65,773    $   49,301
                                        =========    ==========
     Prepayments on Account             $ 135,753    $  137,638
                                        =========    ==========

During the quarter ended September 30, 1998, the Company wrote off $83,971 of accounts receivable that had previously been included in the allowance for doubtful accounts.

                         Beeper Plus, Inc.
              Summary of Significant Accounting Policies
                  and Notes to Financial Statements
                        September 30, 1998

NOTE 4 - Furniture Fixtures and Equipment:
------------------------------------------
                                           Sept 30         June 30
                                           1998            1998
                                           ---------       ---------
     Furniture and Equipment               $ 280,705       $ 279,024
     Leasehold Improvements                   12,380          12,380
                                           ---------       ---------
       Total Fixed Assets                    293,085         291,404
     Accumulated Depreciation               (274,504)       (273,000)
                                           ---------       ---------
       Net Fixed Assets                    $  18,581       $  18,404
                                           =========       =========

NOTE 5 - Distributorships:
--------------------------
On April 11, 1996, the Company purchased the Dallas distributorship, which terminated the distributor arrangement and alalowed the Company to bill customers directly, for $12,000. The asset was recorded at cost and is amortizable over a period of fifteen years for federal income tax and financial reporting purposes.


NOTE 6 - Income Taxes:
----------------------
During 1994 the Company adopted FASB Statement 109 on accoutning for income taxes. The deferred tax asset recognized by the Company is a result of the expected future tax benefit of the Net Operating Loss carryforward with the schedule below.

The Company has reported taxable income each year from fiscal year end June 30, 1991 through fiscal year end June 30, 1997, which utilized a portion of the net operating loss carryover from which the deferred tax asset is derived. The Company sustained losses in the fiscal year end June 30, 1998 and the 3 months ended September 30, 1998 of $66,990 and $75,128 respectively, which are material in amount. Future operations are pedicated on the ability fo the Company to produce profits.

The Company has reduced the staff and instituted other cost cutting policies as a result of the recent losses and is now emphasizing annual contracts directly with customers rather than through distributors. The Company believes it will show profits in future periods sufficient to realize the tax benefit of the Net Operating Loss carryover. However, if the Company does not show future profits sufficent to utilize the Net Operating Loss carryover, the result would be a reduction in the stockholders' equity in the amount of the deferred tax asset equal to $121,050. This represents 59.5% of stockholders' equity.

                             Beeper Plus, Inc.
                 Summary of Significant Accounting Policies
                     and Notes to Financial Statements
                            September 30, 1998

NOTE 6 - Income Taxes (Continued):
----------------------
The Company has net operationg loss carryforwards to fiscal 1998-99 of $721,012, which if not utilized will expire as follows:

       NOL Carryover
       Year Ending         Expires
       June 30,            June 30,              NOL
       -----------         ---------             ---------
       1988                2003                  $ 187,083
       1989                2004                    308,251
       1990                2005                    168,871
       1998                2013                     56,807
                                                 ---------
       TOTAL NOL                                 $ 721,012
                                                 =========

During 1994 the Company adopted FASB Statement 109 on accounting for income taxes. The deferred tax asset for the net operating loss above is as follows:

                                                                Deferred
                                                                Tax Asset
                                                                ----------
     Deferred Tax Asset at June 30, 1994                        $ 114,060
       Less Deferred Tax Used for Year Ended 6/30/95               (5,314)
                                                                ---------
     Deferred Tax Asset at June 30, 1995                          108,746
       Less Deferred Tax Used for Year Ended 6/30/96               (8,221)
                                                                ---------
     Deferred Tax Asset at June 30, 1996                          100,525
       Less Deferred Tax Used for Year Ended 6/30/97                 (-0-)
                                                                ---------
     Deferred Tax Asset at June 30, 1997                          100,525
       Plus Tax Benefit of losses for year ended 6/30/98            7,625
                                                                ---------
     Deferred Tax Asset at June 30, 1998                          108,150
       Plus Tax Benefit of losses for 3 months ended 9/30/98       12,900
                                                                ---------
     Deferred Tax Asset at September 30, 1998                   $ 121,050
                                                                =========

                                              3 Months    Year Ended
                                              09/30/98      06/30/98
                                              --------    ----------
     Net Income (Loss) Before Tax            $ (88,028)  $ (74,615)
     Contributions Carryover                         0       5,300
     Travel & Entertainment 50%                      0       1,289
     Bad Debts per Allowance                     1,801      11,106
     Penalties                                       0         113
                                             ---------   ---------
     Taxable Income (Loss)                     (86,227)    (56,807)
                                             ---------   ---------
     Income Tax Expense (Benefit) Recognized $ (12,900)  $  (7,625)
                                             =========   =========

                          Beeper Plus, Inc.
               Summary of Significant Accounting Policies
                  and Notes to Financial Statements
                          September 30, 1998


NOTE 7 - Loans from Related Parties:
------------------------------------
Loans from related parties consist of a non-interest bearing note due to shareholder Jamie Thompson with a balance due at September 30, 1998 of $16,000. There were no repayments to related parties in the three months ended September 30, 1998.

On September 4, 1998, Maven Properties, Inc. (MPI) a related party to Maven Enterprises, Inc. (MEI) a 45.87% shareholder in the Company, borrowed $100,000 from the Company to satisfy an obligation of MEI. The note bears interest at 8% per annum, is due and payable on November 4, 1998 and lists security for the loan as the property located at 1711 E Desert Inn Road, Las Vegas, NV 89109.
The note refers to a Deed of Trust executed by MPI on this property, however, no Deed of Trust has been recorded with the Clark County Recorders office. The loan is currently in default and the Company has initiated foreclosure proceed-ings on the property.


NOTE 8 - Line of Credit and Certificate of Deposit:
---------------------------------------------------
The Company obtained a Line of Credit in the amount of $160,000 with Community Bank of Nevada. The Line, at a current interest rate of 7.55%, matures August 13, 1999 and is secured by a Certificate of Deposit with Community Bank of Nevada in the amount of $160,000, which ears interest 5.44% and matures August 13, 1999.


NOTE 9 - Long Term Debt:
------------------------
The Company had no Long Term Debt obligations during the three year period ended 9/30/98.


NOTE 10 - Equity:
-----------------
Common stock: Par value $.01 per share; Authorized 10,000,000 shares; Issued 4,288,000 shares; Outstanding 4,283,000 shares; Treasury stock 5,000 shares purchase August 5, 1998.


NOTE 11 - Commitments and Contingencies:
----------------------------------------
Operating Leases
----------------
The Company leases approximately 3,500 square feet of office space at 3900 Paradise Road, Suite 200-201, Las Vegas, NV under a non-cancelable operating lease from a non-affiliated lessor. The term of the lease is 36 months begin-ning June 25, 1998 and ending June 30, 2001. The future minimum monthly lease payments for the term of this lease are as follows:

                                          Monthly     Total
                                          -------     -----
     Nine Months Ended June 30,   1999    $5,400      $ 48,600
     Year Ended June 30,          2000     5,600        67,200
                                  2001     5,800        69,600
                                                      --------
                                                      $185,400
                                                      ========

                          Beeper Plus, Inc.
                             Form 10-Q
                          September 30, 1998


Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations.


Financial Statements:
---------------------
In the opinion of Management, the accompanying Financial Statements contain all adjustments which are normal and of a recurring nature and necessary to present fairly Beeper Plus, Inc.'s Balance Sheet as of June 30, 1998 (audited) and September 30, 1998 (unaudited), and Statement of Operations for the three months ended September 30, 1998 and 1997.


Financial Condition:
--------------------
As of September 30, 1998 the Company has working capital in the amount of $48,248 compared to $136,253 as of June 30, 1998. Operating activities decreased cash in the amount of $93,147 for the three months ended September 30, 1998. Stockholders' equity decreased by $78,497 in the three months ended September 30, 1998 representing as 28% decrease in stockholders' equity.


Since 1994 there have been wide sweeping changes to the industry. Larger paging companies have bought out many of their smaller competitors and consolidated their business. New pager services, including companies as large as Motorola and CNN, now offer competitive products at prices too low for the Company to compete with. Instead of sellng the Front Page product to 96 local paging companies, as in 1994, the Company now has relations with only 32. Two of the largest distributors of the Sports Page product, in Florida and Washington DC/ Baltimore, have broken their contracts with the Company after accruing large debts. Legal efforts to collect have not been successful to date. To prevent the loss of other distributors the Company has been forced to cut their monthly fees.

The Company has taken a number of steps in an effort to regulate the monthly flucuations of the business and focus on the long-term. For example, the emphasis is now on annual contracts directly with customers, rather than on month-to-month arrangements through distributors. By buying out the distribu-tors the Company has been able to reduce operating costs. In addition, the Company has reduced the staff and is working on developing other projects to bring in revenue.

While the Company has plans to compete in a changing market, there is no guarantee those plans will be successful.
1

                             Beeper Plus, Inc.
                               Form 10-Q
                           September 30, 1998

Item II -  Management's Discuss and Analysis of Financial Condition
           and Results of Operations (Continued)

Results of Operations:
----------------------
As of the 15th of April 1996, Beeper Plus, Inc. began transmitting sports information to a nationwide audience via PageNet, the largest paging company in the world. This relationship increses the Company's broadcast territory one-hundred fold and places it in a position to sell and transmit information in every major city in the country, including Hawaii, Alaska, Puerto Rico and the Caribbean islands.

During the three month period ended September 30, 1998, revenues decreased by $47,821 as compared to the three month period ending September 30, 1997 while operating expenses increased by $67,653. The Company sustained a loss of $75,128 for the three months ended September 30, 1998.

The drop in distribution revenue from 1996 to 1998 is due to a nubmer of factors including the loss of the Baltimore and Florida territories. Although a legal judgment has been made in the Company's favor against the Florida distributor for breaking its contract, the Company has been unable to collect any restitu-tion. In 1998 the Company began the 10-year buy-out of the largest remaining distributor (Northern California). As a result, the Company expects to see smaller distribution revenues, but larger direct billing as their contracts are renewed directly with Beeper Plus, Inc. Also, as noted previously, the Company was forced to reduce the monthly fees paid by the New England distributor in order to keep that company from becoming insolvent.

Pager sales have decreased due to the attempt to lure more annual customers with a "one year contract, free pager" promotion. The Company expects to see the benefit of this program in the long term. Front Page revenues have dropped as competition from large and well known firms increases. Motorola and CNN both offer a similar service to the Company's Front Page product, at a lower price.

Cost of sales has decreased as the Company has made efforts to acquire the pagers, wire service and satellite fees at lower costs. Advertisign costs have increased in an effort to explore new marketing venues for the Company. This policy was aggressively pursued in 1998 under the supervision of new management. Salaries and wages increased in 1998 most notably due to the addition of temporary staff members. Rent has increased due to an expansion in the Company's offices.

                          Beeper Plus, Inc.
                             Form 10-Q
                          September 30, 1998


                    PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:
---------------------------
None.


ITEM 2 - Changes in Securities:
-------------------------------
None.


ITEM 3 - Defaults Upon Senior Securities:
-----------------------------------------
Not Applicable.


ITEM 4 - Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------
None.


ITEM 5 - Related Party Transactions:
------------------------------------
See Note 7 to Financial Statements.


ITEM 6 - Exhibits and Reports on Form 8-K:
------------------------------------------
Not Applicable.

                           Beeper Plus, Inc.
                              Form 10-Q
                           September 30, 1998


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Beeper Plus, Inc.
                               (Registrant)


   By  Frank H. DeRenzo                         02/03/99
       -----------------------------------      -------------
       Frank H. DeRenzo, President              Date


   By  Thomas J. Neavitt                        02/03/99
       -----------------------------------      -------------
       Thomas J. Neavitt, Secretary/Treasurer   Date

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Frank H. DeRenzo                        02/03/99
   By  ----------------------------------      -------------
       Frank H. DeRenzo, Director              Date

       Kevin Persinger                         02/03/99
   By  ---------------------------------       -------------
       Kevin Persinger, Director               Date

       Hugo V. Cianciulli                      02/03/99
   By  ---------------------------------       -------------
       Hugo V. Cianciulli, Director            Date

       Thomas J. Neavitt                       02/03/99
   By  ---------------------------------       -------------
       Thomas J. Neavitt, Director             Date