Form 10-Q
period 1998-12-31
BEEPER PLUS INC
filed 1999-05-19
CIK 793595

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

                     For Quarter Ended 12/31/98

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


Class                                       Outstanding at Dec 31, 1998
------------------------------------------------------------------------
Common Stock, par value $.01 per share      4,283,000

                        Beeper Plus, Inc.
                          Form 10-Q
               Quarter Ended December 31, 1998

                        TABLE OF CONTENTS
                                                                      Page
PART I - Financial Information:
-------------------------------
     Item I - Financial Statements:
          See Appendix 1

     Item II - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                             3-4

PART II - Other Information:                                            5
----------------------------
     Item 1 - Legal Proceedings.
     Item 2 - Changes in Securities.
     Item 3 - Defaults upon Senior Securities.
     Item 4 - Submission of Matters to a Vote of Security
              Holders.
     Item 5 - Related Party Transactions.
     Item 6 - Exhibits and Reports on Form 8-K.

Appendix I - Financial Statements:                                    7
----------------------------------

                          Beeper Plus, Inc
                             Form 10-Q
                          December 31, 1998


Item II: Management's Discussion and Analysis of Financial Condition And Results of Operations.

Financial Statements:
---------------------
In the opinion of Management, the accompanying Financial Statements contain all adjustments which are normal and of a recurring nature and necessary to present fairly Beeper Plus, Inc's Balance Sheet as of June 30, 1998 (audited) and Dec-ember 31, 1998 (unaudited), and Statement of Operations and Deficit and State-ment of Cash Flows for the six months ended December 31, 1998 and 1997. Also included is a Statement of Operations and Deficit for the three months ended December 31, 1998 and 1997.

Financial Condition:
--------------------
As of December 31, 1998, the Company had working capital in the amount of $22,640 compared to $136,253 as of June 30, 1998. Operating activities de-creased cash in the amount of $103,494 for the six months ended December 31, 1998. Stockholders' equity decreased by $99,639 in the six months ended December 31, 1998 representing a 35% decrease in stockholders' equity.

Since the current Management has been in place beginning October 12, 1998, operating costs have been continually reduced. The Company has reduced the staff and continues to work on developing other projects to bring in additional revenue. The lack of a professional basketball season caused a slowdown in the Company's income that is usually realized from this sport. College basketball offered some recovery. Management anticipates an increase in revenue with the oncoming baseball season and subsequent thereto, the onset of football which is the Company's most profitable period.

The Company is commencing marketing plans to sell the sports beepers through casinos in the Las Vegas area. This plan offers an incentive to the sports enthusiast and an endorsement from the casino. Additionally, the Company is negotiating for an upgrade in the beeper unit to provide more easily obtainable sports information.

Results of Operations:
----------------------
During the six month period ended December 31, 1998, revenues decreased by $31,683 as compared to the six month period ending December 31, 1997 while operating expenses increased by $101,579. The Company sustained a loss of $96,270 for the six months ended December 31, 1998.

                           Beeper Plus, Inc.
                               Form 10-Q
                           December 31, 1998

Item II: Management's Discussion and Analysis of Financial Condition And Results of Operations (Continued).

Results of Operations (Continued):
----------------------------------
For the three month period ended September 30, 1998, the Company was under entirely different management. During this quarter, the Company's Operating Loss was $75,128 as compared to a Net Income of $23,346 for the three month period ended September 30, 1997.

For the three month period ended December 31, 1998, under current management, the Company's Operating Loss was $21,142 as compared to an Operating Loss of $5,254 for the three month period ended December 31, 1997.

The December 31, 1998 quarterly loss of $21,142 represents approximately a 72% drop from the operating loss of $75,128 experienced by the quarter ended Sep-tember 30, 1998. Management expects to continue this trend by maintaining a more efficient operation as well as advancing marketing and sale efforts to bring the Company back into a profitable operation.

                           Beeper Plus, Inc.
                              Form 10-Q
                           December 31, 1998

                      PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:
---------------------------
None.

ITEM 2 - Changes in Securities:
-------------------------------
None.

ITEM 3 - Defaults Upon Senior Securities:
-----------------------------------------
Not Applicable.

ITEM 4 - Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------
None.

ITEM 5 - Related Party Transactions:
------------------------------------
See Note 7 to the Financial Statements (Appendix 1).

ITEM 6 - Exhibits and Reports on Form 8-K:
------------------------------------------
Not Applicable.

                           Beeper Plus, Inc.
                               Form 10-Q
                           December 31, 1998


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therenuto duly authorized.


                                         Beeper Plus, Inc.
                                         -----------------
                                         (Registrant)


   By   Frank H. DeRenzo                            5/17/99
        -----------------------------------------   ------------
        Frank H. DeRenzo, President                 Date

   By   Thomas J. Neavitt                           5/17/99
        -----------------------------------------   ------------
        Thomas J. Neavitt, Secretary/Treasurer      Date


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   By   Frank H. DeRenzo                            5/17/99
        -----------------------------------------   ------------
        Frank H. DeRenzo, Director                  Date

   By   Hugo V. Cianciulli                          5/17/99
        -----------------------------------------   ------------
        Hugo V. Cianciulli, Director                Date

   By   Thomas J. Neavitt                           5/17/99
        -----------------------------------------   ------------
        Thomas J. Neavitt, Director                 Date

                          Beeper Plus, Inc.
                             Form 10-Q
                          December 31, 1998


                            APPENDIX I

                        FINANCIAL STATEMENTS

                         TABLE OF CONTENTS
                                                             Page

          Compilation Letter                                    1
          Balance Sheet                                         2
          Statement of Operations & Deficit                   3-4
          Statement of Cash Flows                               5
          Summary of Significant Accounting Policies and
            Notes to Financial Statements                    6-10

Joseph F. Zerga, Ltd.
Certified Public Accountants
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702)732-2775



To the Board of Directors
and Stockholders of
Beeper Plus, Inc.

We have compiled the accompanying balance sheet of Beeper Plus, Inc. as of December 31, 1998 and the related statements of operations, deficit, and cash flows for the six months ended December 31, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

                                Joseph F. Zerga
Las Vegas, Nevada
April 19, 1999

                         BEEPER PLUS, INC.
                          Balance Sheet
               December 31, 1998 and June 30, 1998

                                              Dec 31          June 30
                                              1998            1998
                                              ---------       ---------
                                              (Unaudited)
ASSETS
Currents Assets
     Cash (Note 2)                            $  18,110       $ 226,722
     Certificate of Deposit (Note 8)            160,000               0
     Accounts Receivable (Note 3)                56,159          49,301
     Inventories                                 10,969           8,426
     Notes Receivable (Note 7)                  100,000               0
     Other Current Assets                         3,528          12,915
                                              ---------       ---------
         Total Current Assets                   348,766         297,364
                                              ---------       ---------
Fixed Assets:
     Net of Depreciation (Note 4)                17,078          18,404
                                              ---------       ---------
Other Assets:
     Deposits                                     5,450           5,450
     Distributorships, Net (Note 5)               9,800          10,200
     Deferred Tax Assets (Note 6)               123,850         108,150
                                              ---------       ---------
       Total Other Assets                       139,100         123,800
                                              ---------       ---------
     TOTAL ASSETS                             $ 504,944       $ 439,568
                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Acounts Payable                          $   7,867       $   4,886
     Other Accrued Expenses                      23,484           2,587
     Line of Credit (Note 8)                    159,931               0
     Deferred Service Revenue (Note 3)          118,844         137,638
     Loans from Related Parties (Note 7)         16,000          16,000
                                              ---------       ---------
        Total Current Liabilities               326,126         161,111
                                              ---------       ---------
Long-term Debt                                    - 0 -           - 0 -
                                              ---------       ---------
Stockholders' Equity:
     Common Stock (Note 10)                      42,880          42,880
     Additional Paid-in Capital                 948,950         948,950
     Treasury Stock (Note 10)                    (3,369)              0
     Accumulated Deficit                       (809,643)       (713,373)
                                              ---------       ---------
       Total Stockholders' Equity               178,818         278,457
                                              ---------       ---------
     TOTAL LIABILITIES AND EQUITY             $ 504,944       $ 439,568
                                              =========       =========

see accountant's compilation report and notes to financial statements

                                - 2 -

                         BEEPER PLUS, INC.
                Statement of Operations and Deficit
        For the Six Months Ended December 31, 1998 and 1997
                           (Unaudited)
                                                   Six Months Ended
                                                   Dec 31       Dec 31
                                                   1998         1997
                                                   ---------    ---------
Revenue & Income:
     Distribution Revenue                          $  32,250    $  70,857
     Service Revenue                                 370,711      324,988
     Pager Sales                                      15,665       25,304
     Front Page Sales                                 25,742       71,085
     Handicap Revenue                                 15,405            0
     Interest Income                                   3,237        2,845
     Other Revenue                                     1,071          685
                                                   ---------    ---------
       Total Revenue                                 464,081      495,764
                                                   ---------    ---------
Operating costs and expenses:
     Cost of Sales                                   108,375      161,329
     Advertising & Promotion                          17,390        9,823
     Amortization                                        400          400
     Bad Debts                                        16,727            0
     Depreciation                                      3,006        7,329
     Entertainment                                       873        1,167
     Insurance                                        19,142       14,770
     Interest Expense                                  3,377            0
     Professional Fees                                27,192        4,045
     Maintenance & Repairs                               694        4,246
     Office Expense                                   10,983        6,223
     Salaries & Wages                                230,728      170,920
     Postage & Shipping                               11,623        2,588
     Printing                                            921        1,788
     Rent                                             27,944       26,570
     Payroll Taxes & Benefits                         28,712       21,002
     Taxes & Licenses                                    808        2,841
     Telephone                                        10,383        5,852
     Utilities                                         2,211        1,958
     Legal & Accounting                               25,132       15,207
     Trade Show Expenses                               7,398            0
     Miscellaneous                                    22,032       16,414
                                                   ---------    ---------
       Total Costs and Expenses                      576,051      474,472
                                                   ---------    ---------
     Net Income (Loss) Before Tax                   (111,970)      21,292
     Income Tax Expense (Benefit)                    (15,700)       3,200
                                                   ---------    ---------
     Net Income (Loss) After Tax                   $ (96,270)   $  18,092
     Deficit Beginning of Period                    (713,373)    (646,383)
                                                   ---------    ---------
     Deficit End of Period                         $(809,643)   $(628,291)
                                                   =========    =========
     Income per Common Share (Note 1)              $  (0.022)    $   .004
                                                   =========    =========
Weighted average number of common
shares outstanding                                 4,283,951    4,288,000
                                                   =========    =========

see accountant's compilation report and notes to financial statements

                                 - 3 -

                          BEEPER PLUS, INC.
                Statement of Operations and Deficit
        For the Three Months Ended December 31, 1998 and 1997
                            (Unaudited)

                                                Three Months Ended
                                                Dec 31        Dec 31
                                                1998          1997
                                                ----------    ----------
Revenue & Income:
  Distribution Revenue                          $  16,125     $   41,211
  Service Revenue                                 189,572        142,854
  Pager Sales                                       6,212         14,113
  Front Page Sales                                 15,049         29,695
  Interest Income                                  15,405          1,429
  Handicap Revenue                                  2,006              0
  Other Revenue                                     1,071              0
                                                -----------   -----------
     Total Revenue                                245,440        229,302
                                                -----------   -----------
Operating Costs and Expenses:
  Cost of Sales                                    46,392         86,570
  Advertising & Promotion                           2,650          2,714
  Amortization                                        200            200
  Bad Debts                                        10,311              0
  Depreciation                                      1,503          3,665
  Entertainment                                       873          1,028
  Insurance                                         8,798          5,411
  Interest Expense                                  3,224              0
  Professional Fees                                 2,511          4,045
  Maintenance & Repairs                               301          2,069
  Office Expense                                    4,173          1,962
  Salaries & Wages                                131,582         82,671
  Postage & Shipping                                5,920            686
  Printing                                            182          1,337
  Rent                                             10,942         13,563
  Payroll Taxes & Benefits                         14,074          9,869
  Taxes & Licenses                                      0             55
  Telephone                                         5,601          2,321
  Utilities                                           706            739
  Legal & Accounting                                5,200          6,575
  Trade Show Expenses                                   0              0
  Miscellaneous                                    14,329          9,976
                                                 --------        -------
     Total Costs & Expenses                       269,382        235,456
                                                 --------        -------
  Net Income (Loss) Before Tax                    (23,942)        (6,154)
  Income Tax Expense (Benefit)                     (2,800)          (900)
                                                 ---------       --------
  Net Income (Loss) After Tax                   $ (21,142)     $  (5,254)
  Deficit Beginning of Period                    (788,501)      (623,037)
                                                 ---------      ---------
  Deficit End of Period                         $(809,643)     $(628,291)
                                                ==========     ==========
  Income Per Common Share (Note 1)              $  (0.005)     $  (0.001)
                                                ==========     ==========
    Weighted Average Number of
    Common Shares Outstanding                   4,283,000      4,288,000
                                                =========      =========

        See accountant's report and notes to financial statements

                                  - 4 -

                          BEEPER PLUS, INC.
                       Statement of Cash Flows
         For the Six Months Ended December 31, 1998 and 1997
                            (Unaudited)
                                                    Three months ended
                                                    Dec 31       Dec 31
                                                    1998         1997
CASH FLOW FROM OPERATING ACTIVITIES
     Net Income (Loss)                              $ (96,270)    $  18,092
     Depreciation                                       3,006         7,329
     Amortization                                         400           400
     (Increase) Decrease in:
          Accounts Receivable                         ( 6,858)     (  4,246)
          Inventories                                 ( 2,543)        3,605
          Other Current Assets                          9,387      (  3,145)
          Deferred Tax Asset                          (15,700)        3,200
     Increase (Decrease) in:
          Accounts Payable                              2,981            71
          Accrued Expenses                             20,897      ( 10,172)
          Deferred Revenue                            (18,794)       50,048
                                                    ----------    ----------
     NET OPERATING CASH                              (103,494)       65,182
                                                    ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Loan to Maven Properties, Inc.                  (100,000)            0
     Certificate of Deposit                          (160,000)            0
     Capital Expenditures                              (1,680)         (568)
                                                     ---------     ---------
     TOTAL CASH FLOWS FROM INVESTING ACTIVITIES      (261,680)         (568)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase Treasury Stock                           (3,369)           0
     Draw on Line of Credit                           159,931            0
                                                    ---------    ---------
     TOTAL CASH FLOWS FROM FINANCING ACTIVITIES       156,562            0
                                                    ---------    ---------

Net Increase (Decrease) in cash                      (208,612)      64,614

Cash at Beginning of Period                           226,722      255,621
                                                    ---------    ---------
Cash at End of Period                               $  18,110    $ 320,235
                                                    =========    =========

see accountant's compilation report and notes to financial statements

                                - 5 -

                             Beeper Plus, Inc.
                Summary of Significant Accounting Policies
                      and Notes to Financial Statements
                           December 31, 1998

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

                         Beeper Plus, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        December 31, 1998

NOTE 2 - Cash:
--------------
A summary of cash at December 31, 1998 is as follows:
     Citibank Nevada, N.A.
            Non-Interest Bearing, Checking        $      68
            Interest Bearing, Savings                     6
     Community Bank of Nevada
            Non-Interest Bearing, Checking            2,446
            Non-Interest Bearing, Payroll Acct          (68)
            Non-Interest Bearing, Checking            7,634
            Non-Interest Bearing, Payroll Acct        7,877
     Other Cash
            Petty Cash                                  147
                                                   --------
     Total Cash                                   $  18,110
     Federal Depository Insured                      17,963
                                                   --------
     Uninsured                                    $     147
                                                   ========

NOTE 3 - Accounts Receivable:
-----------------------------
Accounts Receivable consist of amounts due from service customers and distributors and is shown on the balance sheet net of allowance for doubtful accounts. Prepayments on account by service customers and distributors is shown as a current liability and the revenue is recognized when the customer is billed for the services provided. Accounts Receivable at December 31, 1998 and June 30, 1998 are as follows:
                                                  1998
                                          Dec 31       June 30
                                        ---------    ----------
     Accounts Receivable                $  78,841    $  149,376
     Allowance for Doubtful Accounts      (22,682)     (100,075)
                                        ---------    ----------
     Net Accounts Receivable            $  56,159    $   49,301
                                        =========    ==========
     Prepayments on Account             $ 118,844    $  137,638
                                        =========    ==========

                         Beeper Plus, Inc.

             Summary of Significant Accounting Policies
                  and Notes to Financial Statements
                        December 31, 1998

NOTE 4 - Furniture Fixtures and Equipment:
------------------------------------------
                                           Dec 31          June 30
                                           1998            1998
                                           ---------       ---------
     Furniture and Equipment               $ 280,705       $ 279,024
     Leasehold Improvements                   12,380          12,380
                                           ---------       ---------
       Total Fixed Assets                    293,085         291,404
     Accumulated Depreciation               (276,007)       (273,000)
                                           ---------       ---------
       Net Fixed Assets                    $  17,078       $  18,404
                                           =========       =========

NOTE 5 - Distributorships:
--------------------------
On April 11, 1996, the Company purchased the Dallas distributorship for $12,000, which terminated the distributor arrangement and allowed the Company to bill customers directly, for $12,000. The asset was recorded at cost and is amortizable over a period of fifteen years for federal income tax and financial reporting purposes.


NOTE 6 - Income Taxes:
----------------------
During 1994 the Company adopted FASB Statement 109 on accoutning for income taxes. The deferred tax asset recognized by the Company is a result of the expected future tax benefit of the Net Operating Loss carryforward from the schedule below.

The Company has reported taxable income each year from fiscal year end June 30, 1991 through fiscal year end June 30, 1997, which utilized a portion of the net operating loss carryover from which the deferred tax asset is derived. The Company sustained losses in the fiscal year end June 30, 1998 and the 6 months ended December 31, 1998 of $66,990 and $95,170 respectively, which are material in amount. Future operations are predicated on the ability of the Company to produce profits.

The Company has reduced the staff and instituted other cost cutting policies as a result of the recent losses and is now emphasizing annual contracts directly with customers rather than through distributors. The Company believes it will show profits in future periods sufficient to realize the tax benefit of the Net Operating Loss carryover. However, if the Company does not show future profits sufficent to utilize the Net Operating Loss carryover, the result would be a reduction in the stockholders' equity in the amount of the deferred tax asset equal to $123,850. This represents 69.3% of stockholders' equity.

                             Beeper Plus, Inc.
                 Summary of Significant Accounting Policies
                     and Notes to Financial Statements
                            December 31, 1998

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
                                                 =========

During 1994 the Company adopted FASB Statement 109 on accounting for income taxes. The deferred tax asset for the net operating loss above is as follows:

                                                                Deferred
                                                                Tax Asset
                                                                ----------
     Deferred Tax Asset at June 30, 1994                        $ 114,060
       Less Deferred Tax Used for Year Ended 6/30/95               (5,314)
                                                                ---------
     Deferred Tax Asset at June 30, 1995                          108,746
       Less Deferred Tax Used for Year Ended 6/30/96               (8,221)
                                                                ---------
     Deferred Tax Asset at June 30, 1996                          100,525
       Less Deferred Tax Used for Year Ended 6/30/97                 (-0-)
                                                                ---------
     Deferred Tax Asset at June 30, 1997                          100,525
       Plus Tax Benefit of losses for year ended 6/30/98            7,625
                                                                ---------
     Deferred Tax Asset at June 30, 1998                          108,150
       Plus Tax Benefit of losses for 6 months ended 12/31/98      15,700
                                                                ---------
     Deferred Tax Asset at December 31, 1998                   $ 123,850
                                                                =========

                                              6 Months    Year Ended
                                              12/31/98      06/30/98
                                              --------    ----------
     Net Income (Loss) Before Tax            $(111,970)  $ (74,615)
     Contributions Carryover                         0       5,300
     Travel & Entertainment 50%                    436       1,289
     Bad Debts per Allowance                     6,578      11,106
     Penalties                                       0         113
                                             ---------   ---------
     Taxable Income (Loss)                    (104,956)    (56,807)
                                             ---------   ---------
     Income Tax Expense (Benefit) Recognized $ (15,700)  $  (7,625)
                                             =========   =========

                          Beeper Plus, Inc.
               Summary of Significant Accounting Policies
                  and Notes to Financial Statements
                          December 31, 1998


NOTE 7 - Loans from Related Parties:
------------------------------------
Loans from related parties consist of a non-interest bearing note due to shareholder Jamie Thompson with a balance due at December 31, 1998 of $16,000. There were no repayments to related parties in the three months ended December 31, 1998.

On September 4, 1998, Maven Properties, Inc. (MPI) a related party to Maven Enterprises, Inc. (MEI) a 45.87% shareholder in the Company, borrowed $100,000 from the Company to satisfy an obligation of MEI. The note bears interest at 8% per annum, was due and payable on November 4, 1998 and lists security for the loan as the property located at 1711 E Desert Inn Road, Las Vegas, NV 89109.
The note refers to a Deed of Trust executed by MPI on this property, however, no Deed of Trust has been recorded with the Clark County Recorders office. The loan is currently in default and the Company has initiated foreclosure proceed-ings on the property.


NOTE 8 - Line of Credit and Certificate of Deposit:
---------------------------------------------------
The Company obtained a Line of Credit in the amount of $160,000 with Community Bank of Nevada. The Line, at a current interest rate of 7.55%, matures August 13, 1999 and is secured by a Certificate of Deposit with Community Bank of Nevada in the amount of $160,000, which bears interest 5.44% and matures August 13, 1999.


NOTE 9 - Long Term Debt:
------------------------
The Company had no Long Term Debt obligations during the six month period ended 12/31/98.


NOTE 10 - Equity:
-----------------
Common stock: Par value $.01 per share; Authorized 10,000,000 shares; Issued 4,288,000 shares; Outstanding 4,283,000 shares; Treasury stock 5,000 shares purchased August 5, 1998.


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

                                          Monthly     Total
                                          -------     -----
     Six Months Ended June 30,    1999    $5,400      $ 32,400
     Year Ended June 30,          2000     5,600        67,200
                                  2001     5,800        69,600
                                                      --------
                                                      $169,200
                                                      ========