Form 10-K
period 1999-06-30
BEEPER PLUS INC
filed 2000-05-17
CIK 793595

BEEPER PLUS, INC.
                               ANNUAL REPORT
                          Year Ended June 30, 1999

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the fiscal year ended June 30, 1999

                     Commission File Number:  33-5516-LA

                              Beeper Plus, Inc.
            (Exact name of registrant as specified in its charter)

        Nevada                                          88-0219239
(State of Incorporation)                  (IRS Employer Identification Number)

3900 Paradise Road, Suite 201  Las Vegas, NV                          89109
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code:  (702) 737-5560

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes            No  X

As of June 30, 1999, 4,288,000 shares of Common Stock of Beeper Plus, Inc. were outstanding. The aggregate market value of the common stock held by persons other than officers and directors of the Registrant and holders of more than 10% of the Registrant's common stock as of April 30, 2000 was approximately $643,200. (Based upon the average of the opening bid and low asked prices of these shares).

                          Beeper Plus, Inc.
                             Form 10-K
                           June 30, 1999


                         TABLE OF CONTENTS
                                                                            Page

                              PART I

ITEM 1. Business                                                               3

ITEM 2. Properties                                                             7

ITEM 3. Legal Proceedings                                                      7

ITEM 4. Submission of Matters to a Vote of Security Holders                    7

                              PART II

ITEM 5.	Market for the Registrant's Common Equity and Related
        Stockholder Matters                                                    8

        ITEM 6. Selected Financial Data                                        9

        ITEM 7.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    9

        ITEM 8. Financial Statements and Supplementary Data                   12

        ITEM 9.	Changes In and Disagreements with Accountants
        On Accounting and Financial Disclosure                                12

                              PART III

ITEM 10. Directors and Executive Officers of the Registrant                   12

ITEM 11. Executive Compensation                                               13

ITEM 12. Security Ownership of Certain Beneficial Owners and Management       14

ITEM 13. Certain Relationships and Related Transactions                       15

                              PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K     16

                                    PART I
ITEM 1.  BUSINESS

Safe Harbor Statement

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's projections, and the sports paging and related industries. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These risks and uncertainties include but are not limited to economic conditions, changes in laws or regulations, demand for products and services of the company and the effects of competition. These risks and uncertainties could significantly affect anticipated results in the future and actual results may differ materially from any forward-looking statements.

In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel. Accordingly, actual results may differ, possibly materially, from any predictions contained herein.

A. General Development of the Business

Beeper Plus, Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 25, 1986. On March 31, 1986, the Company entered into a Plan and Agreement of Merger with Dial-a-Score, Inc. (Dial), a Nevada Corporation, to acquire all of its assets and outstanding shares of Common Stock from its sole shareholder.

The Company disseminates sports and news information by utilizing contracted paging services directly to customers nationwide, including Hawaii, Alaska and the Caribbean, through a hand-held alpha-numeric pagers called The Sports Page and The Front Page. The Company also utilizes independent distributors to provide The Sports Page to clients in two locations throughout the United States. The distributors in each territory enter into Distribution Agreements which provide that a percentage or minimum as per their contract of gross revenues earned by the distributor is paid to the Company. Also pursuant to the Agreement, the distributor is typically required to pay the Company a minimum monthly fee, thus ensuring a minimum monthly revenue for the Company.

On August 5, 1998, the Company filed Board Resolutions with the Nevada Secretary of State, which reported that the Board of Directors had approved an amendment to the Company's articles of incorporation (the "Articles") changing the Company's name to "Maven Sports Page, Inc." The

Company was subsequently informed that the ticker symbol for the Company's common stock had been changed from BEPP to MAVN.

An amendment to the Articles requires approval of the Company's shareholders, such an amendment to change the Company's name was not submitted to a shareholder vote. It is, therefore, the Company's position that its corporate name continues to be "Beeper Plus, Inc." The Company does not propose to amend the Articles to change the corporate name, and it has authorized necessary actions to be taken to (i) cause the Nevada Secretary of State's records to be corrected to reflect accurately the Company's name as "Beeper Plus, Inc." and
(ii) change the ticker symbol back to BEPP or to a substantially similar symbol which reflects the correct corporate name.

B. Financial Information About Industry Segment

The Company operates in one industry segment, involving the dissemination of computer data sports and news information utilizing contracted paging services, the internet and via satellite LED display boards.

C. Narrative Description of Businesses

The Company has been marketing its sports information service nationwide through periodicals, newspapers, satellite feeds, Internet and customers, nation wide. To date, the Company has continued to enter into additional markets without utilizing distributors. However, the Company maintains two existing distributorship contracts in Hawaii and New England.

The Company, through its contracted paging services throughout the country, communicates sports information to customers through a hand-held battery operated alphanumeric pager called The Sports Page. The Company has terminated distributorships in Chicago, Dallas, Maryland, Florida and Northern California, and has started to service these territories directly to its subscribers through contracted paging services. This paging service permits Beeper Plus to concentrate its paging services throughout the country and not is just one geographical area.

The Sports Page displays a variety of sports data on a four-line LCD screen. Three different wire services feed information to The Sports Page through a series of satellite transmissions that originate at a particular sporting event and are sent to a home-base computer and uplink facility in Las Vegas. From Las Vegas, signals are sent through satellite to transmitters positioned in cities around the country. These local transmitters then relay UHF, VHF and 900 MHz signals to The Sports Page, within a 30 to 150 mile radius of their location. The Sports Page displays information about sporting events on its LCD screen, including partial and final scores, game schedules, pitching changes, injuries and weather conditions. The Sports Page may also be utilized as a personal pager.

The information displayed on The Sports Page is updated as often as every three minutes. The three wire services used by the Company are "The Sports Network"
(TSN), "The Sports Wire" and Don Best. The services provided by TSN and the Sports Wire are subject to fixed contracts with automatic renewal for annual terms unless canceled by either party. The arrangements are not exclusive and the wire services have other customers. The Company is not required to maintain paging licenses. Such licenses to provide personal paging services are held by paging companies that have contracts to provide paging services on behalf of the Company (the Company acts as a reseller of personal paging services). The Company sells the pagers used by customers.

The Company intends to continue expansion into other information markets at such time as the demand arises. The Company proposes to use the same methods of transmitting information.

On March 23, 1992, the Company signed a joint venture agreement with National Dispatch Center ("NDC") located in San Diego, California. Beeper Plus, Inc. and NDC together sell and promote a news paging service marketed as "News-Master/ Front Page". In February 1993, the Company entered into a contract with the NDC whereby NDC conducts all the monthly billing for all Front Page Subscribers. Beeper Plus, Inc. will maintain and enhance the product and continue in sales and marketing. The types of news provided in the "The Front Page" service include headline and top story updates, weather forecasts, daily business reports, daily sporting event results and television listings and weekly entertainment headlines and listings. The information sources utilized by the "The Front Page" service include various wire services such as United Press International ("UPI") and TSN. Information updates are provided in excess of fifty times a day.

Accessing the Sports Information

Access to the Company's sports information is designed with an eye towards convenience. The Sports Page provides immediate sports information, updated weather and racing results. For instance, during the professional and college football season, the scores of every professional game and the most actively watched college football games are displayed on the pager throughout the course of the event.

The Sports Page alerts the customer when a new score is received by displaying a message of the most current score and team names of the contestants. Upon being alerted by the pager, the customer presses a button on the pager and the desired team name and score is displayed. This same process is utilized to alert the customer to injuries, weather conditions, racing results, hockey results, short stories related to sports events, statistics, probable pitchers for baseball, results of boxing matches, and other sports news.

Market and Marketing

Currently, Beeper works with one distributor and has no intention to engage any other distributors for other new territories. The Company has been and will continue to market its products directly to its subscribers. The Sports Page has received national recognition in newspapers and magazines throughout the country.

In addition, Beeper will continue to rely on its current distributor and his ability to successfully market The Sports Page product in his territory. This Distributor Agreement is in the seventh year of a fifteen (15) year term, which may be extended for up to two (2), additional five (5) year terms.

New Products

The Company is continuing to research the possible development of new products and improve existing products, including providing the line and wagering tips by subscription service to a hand held beeper, and by a telephone 900 line and via internet web sites.

Competition

The dissemination of sports information is a competitive industry. There are a number of entities, which could be considered direct or indirect competition with the Company in disseminating sports information. The Company, at this time, has identified several other companies in direct competition which disseminate sports information by virtue of a hand-held pager, one of which is a former terminated distributor of the New York, New Jersey, and Philadelphia territory. Indirect competition comes from cable television sports channels, commercial television sports news programs, sports information periodicals, the sports section of newspapers and radio, direct dial "900" score lines and online computer services.

Management

On March 20, 1998, at an annual meeting of shareholders, the following individuals were elected as Directors of the Company until the next annual meeting of stockholders and until their successors were duly elected and qualified: Basil B. Newton; May C. Newton; Kevin L. Persinger; Hugo V. Cianciulli; Frank H. DeRenzo; Robert Muni; and Rodd Buckle. In addition, as of March 20, 1998, Frank H. DeRenzo was elected President and Thomas J. Neavitt was elected Secretary/Treasurer.

Subsequently, effective July 1, 1998, Robert Muniz resigned from the Board of Directors and effective August 24, 1998, Basil B. Newton and May C. Newton resigned from the Board of Directors and on July 14, 1998, Herb Jensen was elected as a Director and appointed Secretary/Treasurer.

On October 12, 1998, the Board of Directors removed Rodd Buckle and Herb Jensen from the Board of Directors and all of their executive officer positions. Also on that date, the Board of Directors re-appointed Basil B. Newton and Thomas J. Neavitt as directors to fill the two vacancies and appointed Mr. Neavitt as Secretary/Treasurer.

On April 1, 1999, Robert Muniz was re-appointed as a Director of the Company.

At an annual meeting of share holders held on June 25, 1999 the following persons were elected as Directors of the Company until the next annual meeting of stockholders and until their successors were duly elected and qualified:
Basil B Newton; Kevin L. Persinger, Hugo V. Cianciulli, Frank H. DeRenzo, Robert Muniz and Thomas J. Neavitt.

Subsequently, on November 19, 1999, Basil B. Newton resigned as a Director of the Company, on November 24, 1999, Hugo V. Cianciulli resigned as a Director and on January 12, 2000, Thomas J. Neavitt resigned as a Director and Secretary/ Treasurer of the Company.

The Company at June 30, 1999 had twenty (20) technical, administrative and clerical personnel.

D. Financial Information About Foreign and Domestic Operations and Export Sales.

The Company has no foreign operations or export sales. The Company's operations are within the United States, primarily in the State of Nevada. The financial information regarding its domestic operations in the United States is contained in the Financial Statements included in this report.

ITEM 2.  PROPERTIES

The Company does not own or lease any paging transmitters. The Company owns no real property. The Company has arrangements with the paging companies, which provide for priority transmission rights. The Company leases office space, located at 3900 Paradise Road, Suites 200 and 201, Las Vegas, Nevada. The office space is leased from a non-affiliated lessor and is approximately 3,500 square feet. The term of the lease is 36 months ending June 30, 2001. The base minimum monthly rent for the term of this lease is: $5,400 per month for June 25, 1998 to June 24, 1999; $5,600 per month for June 25, 1999 to June 24, 2000; and $5,800 per month for June 25, 2000 to June 30, 2001.

ITEM 3.  LEGAL PROCEEDINGS

Beeper Plus, Inc. is not a party to any pending litigation and none is contemplated or has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders was held on June 25, 1999 in Las Vegas, Nevada. The following matters were submitted to a vote of security holders:
Joseph F. Zerga, Ltd. was ratified as auditor for the fiscal year ended June 30, 1998. The following persons were elected as Directors of the Company until the next annual meeting of stockholders or until their successors are duly elected and qualified: Basil B. Newton; Kevin L. Persinger; Hugo V. Cianciulli; Frank H. DeRenzo; Robert Muniz; and Thomas J. Neavitt.

The stockholders approved the acquisition of additional technologies and/or companies and authorized the Board of Directors and Officers of the Company to raise additional capital.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's Common Stock, par value $.01, is currently listed on the NASD Bulletin Board. The Company's registration statement was declared effective by the Securities and Exchange Commission on June 20, 1986. As of its fiscal year end, June 30, 1999, there were no trades through the National Association of Securities Dealers. The Bulletin Board does not constitute an established public market as described in item 201(a)(1) of Regulation S-K.

See "ITEM 1. BUSINESS; A. General Description of the Business" herein regarding the Company's corporate name and the ticker symbol for the Company's common stock.

The market price information for the common equity pursuant to Item 201 (a) (i)
(iii) for each fiscal quarter from the first quarter beginning July 1, 1997, through June 30, 1999, was as follows:

                               Bid Price               Asked Price
                            High         Low         High        Low
1997   First Quarter       .050         .050        .095        .080
       Second Quarter      .050         .050        .095        .095
       Third Quarter       .050         .050        .080        .070
       Fourth Quarter      .050         .050        .070        .070

1998   First Quarter       .150         .040        .280        .080
       Second Quarter      .938         .031        1.000       .047
       Third Quarter       .040         .040        .060        .060
       Fourth Quarter      .050         .0312       .080        .080

1999   First Quarter       .0625        .050        .21875      .080
       Second Quarter      .09375       .0312       .21875      .0937
       Third Quarter       .1875        .09375      .3750       .2182
       Fourth Quarter      .875         .10         .3750       .2182

2000   First Quarter       .3750        .1875       .50         .1875

The above bid and asked quotations represent prices between dealers and does not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

No dividends have been declared with respect to the Common Stock since the Company's inception, and the Company does not anticipate paying dividends in the foreseeable future. However, there are no restrictions on the ability of the Company to declare dividends on its common stock.

On June 30, 1999, the approximate number of holders of record of the Company's $.01 par value Common Stock was 250.

ITEM 6.  SELECTED FINANCIAL DATA


                              Year Ended June 30
                                   1999            1998              1997             1996          1995
Operating Revenue                $ 828,331       $ 866,967       $1,011,047       $1,150,270     $1,335,881
Net Income (Loss)                 (290,173)        (66,990)         (29,340)          44,666         30,111
Net Income (Loss)
Per Common Share
Outstanding                           (.07)           (.02)            (.01)             .01            .01

Balance Sheet Data

Working Capital (deficit)         (150,005)        136,253          207,569          220,249        149,678
Total Assets                       250,540         439,568          475,489          430,699        397,819
Total Liabilities                  371,623         161,111          130,042           56,287         68,073
Stockholders' Equity (deficit)    (121,083)        278,457          345,447          374,412        329,746
Long-term Debt                          -0-            - 0 -            - 0 -            - 0 -           -0-


The Company has not paid any dividends on its stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                 Fiscal Year Ended June 30, 1999 Compared to
                       Fiscal Year Ended June 30, 1998

During the fiscal year ended June 30, 1999, revenues were $828,331 as compared to $866,967 for the fiscal year ended June 30, 1998, representing a decline in revenue of $38,636 in fiscal 1999. The Company's statement of operations for the fiscal year ended June 30, 1999 reflects a net loss of $290,173, compared to a net loss of $66,990 in fiscal 1998.

The drop in revenues from 1998 to 1999 was primarily due to a decrease in revenues provided by the Company's distributors. In 1998 the Company began the 10-year buy-out of the largest remaining distributor (Northern California). As a result, the Company expects to see diminishing distribution revenues, but larger per-customer fees as their contracts are renewed directly with Beeper Plus, Inc. Also, the Company was forced to reduce the monthly fees paid by the New England distributor in order to keep that company from becoming insolvent.

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

                 Fiscal Year Ended June 30, 1998 Compared to
                        Fiscal Year Ended June 30, 1997

During the fiscal year ended June 30, 1998, revenues were $866,967 as compared to $1,011,047 for the fiscal year ended June 30, 1997, representing a decline in revenue of $144,080 in fiscal 1998. The Company's statement of operations for the fiscal year ended June 30, 1998 reflects a net loss of $66,990, compared to a net loss of $29,340 in fiscal 1997.

The drop in distribution revenue from 1997 to 1998 was due to a number of factors including the loss of the Baltimore territory and termination of the contract by the Florida distributor. Although a legal judgement has been rendered in the Company's favor against the Florida distributor, the Company has been unable to collect any restitution. In 1998 the Company began the 10-year buy-out of the largest remaining distributor (Northern California). As a result, the Company expects to see diminishing distribution revenues, but larger per-customer fees as their contracts are renewed directly with Beeper Plus, Inc. Also, as noted previously, the Company was forced to reduce the monthly fees paid by the New England distributor in order to keep that company from becoming insolvent.

Pager sales have decreased due to the attempt to lure more annual customers with a "one year contract, free pager" promotion. The Company expects to see the benefit of this program in the long term. Front Page revenues have dropped as competition from large and well known firms increases. Motorola and CNN both offer a similar service to the Company's Front Page product, at a lower price. The drop in "Other Revenue" comes from an abandonment of the phone card product, which was still in service in 1996, but the Company has ceased to support.

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

Liquidity and Capital Resources

As of June 30, 1999, the Company had a working capital deficit of $150,005 compared to positive working capital of $136,253 at June 30, 1998. Operating activities used $260,575 of cash flow, investing activities used $107,677 and financing activities provided $166,561 primarily from proceeds of notes payable. Net cash decreased by $201,691 during the year.

The Company at June 30, 1999 had secured a line of credit with Community Bank of Nevada in the amount of $160,000 with a maturity date of August 13, 1999. As of August, 13, 1999, the line of credit was renewed using the previously existing Certificate of Deposit as collateral for the line of credit. $160,000 has subsequently been drawn on the line of credit, $59,931 to cover operating expenses and $100,000 has been loaned to Maven Properties, Inc., a related party to Maven Enterprises, Inc. ("MEI"), a Nevada Corporation and 45.87% shareholder of the Company, at 8% interest, due and payable November 4, 1998. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" herein for information concerning these transactions.

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

Due to the unauthorized transactions described in Item 13, the Company now requires a dual signature on all disbursements over $1,000 except payroll checks, which are issued by an outside agency. The Board of Directors also scrutinizes the disbursements on monthly basis.

Since 1994, there have been sweeping changes to the industry. Larger paging companies have bought out many of their smaller competitors and consolidated their business. New pager services, including companies as large as Motorola and CNN, now offer competitive products at prices too low for the Company to compete with. Instead of selling the Front Page product to 96 local paging companies, as in 1994, the Company now has relations with only 32. Two of the largest distributors of the Sports Page product, in Florida and Washington DC/ Baltimore, have terminated their contracts with the Company after accruing large debts. Legal efforts to collect have not been successful to date. To prevent the loss of other distributors the Company has been forced to cut their monthly fees.

The Company has taken a number of steps in an effort to regulate the monthly fluctuations of the business and focus on the long-term. For example, the emphasis is now on annual contracts directly with customers, rather than on month-to-month arrangements through distributors. By buying out the distributors, the Company has been able to substantially reduce operating costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 21, 1999, Joseph Zerga, Ltd., the Registrant's Certifying Accountant, resigned. Joseph Zerga, Ltd.'s reports for the last two years have not contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Nor has there been any disagreement with Joseph Zerga, Ltd. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. In November of 1999, Hein + Associates LLP, Certified Public Accountants (Hein), were engaged to serve as the Registrant's new auditors. The election of Hein, was approved by the Board of Directors of the Registrant. Prior to hiring Hein, neither management nor anyone acting on its behalf consulted Hein during our two most recent fiscal years or the subsequent interim periods.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding each director and executive officer of the Company:

Name                         Age          Position
Frank H. DeRenzo              64          Director and President
Kevin Persinger               32          Director, VP of Operations
Robert Muniz                  47          Director and Secretary/Treasurer

The Directors of the Company are elected to hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. Officers of the Company serve at the discretion of the Board of Directors and are appointed by the Board of Directors.

Frank H. DeRenzo was elected President and Director of the Company on March 20, 1998. From May of 1997 to March 26, 1999, Mr. DeRenzo served as President and Director of Maven Enterprises, Inc. of Las Vegas, NV, a media company within the gaming industry since 1997. He is currently a Vice-President of gaming sales for Trans-Lux Corporation, the leading manufacturer of LED Displays worldwide and has responsibility for sports and/or race book contracts. Customers have included Bally's Las Vegas, Monte Carlo Casino, MGM Grand, Mirage and others through out the United States, Mexico and the Bahamas. Prior to Tans-Lux, he was President of Intermark

Imagineering, Inc. (manufacturer of computerized Keno systems), Vice President of Sports Form, Inc. (satellite broadcast of horse racing), Vice president of Satellite Simulcast Service, Inc. (transmission and encryption services to race tracks).

Kevin Persinger was elected as Director of the Company on March 10, 1995. Kevin Persinger joined the Company on September 18, 1990 as Computer Operator and was promoted to Computer Programmer. He holds an associate degree in Business Information Systems.

Robert Muniz was re-appointed as a Director of the Company on April 1, 1999. From March 20, 1998 to July 1, 1998, Mr. Muniz was a Director of the Company. Mr. Muniz has been in the gaming industry for over 20 years. Mr. Muniz was the Race Book Manager at the Barbary Coast & Casino in Las Vegas, Nevada, and also was the Race Book Manager at the Gold Coast Hotel & Casino. Mr. Muniz was the Director of Race Book Operations for Coast Resorts, Inc. which owns the Barbary Coast and Gold Coast Hotel as well as the Orleans Hotel & Casino. Coast Resorts, Inc.'s annual handle for horse races is over $80 million per year. Mr. Muniz has served as a consultant to Hyatt regency, Riveria Hotel & Casino, Las Vegas Dissemination Company and the University of Arizona's Race Track Industry Program. He also assisted in the establishment of the Nevada Pari-Mutuel Association.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid by the Company for its fiscal year ending June 30, 1999, to each of the executive officers of the Company. During the fiscal years ending June 30, 1997, 1998, and 1999 no Executive Officer or Director of the Company received cash remuneration in excess of $60,000. There are no standard arrangements for the compensation of directors.

                                 Capacity                               Compensation
Name                             Served                              Year Ended June 30
                                                                  1999       1998       1997
Frank H. DeRenzo (i)           Director/President              $25,900   $  3,400   $      0
Kevin Persinger                Director/VP Operations           39,971     33,850     32,522
Robert Muniz                   Director/Secretary-Treasurer          0          0          0
Hugo V. Cianciulli (i) (ii)    Director/VP                      18,625     10,800          0
Tom Neavitt (ii)               Director/Secretary                8,000          0          0
Basil B. Newton (iii)          Director/President                    0     46,150     37,721
May C. Newton (iii)            Director/Secretary-Treasurer          0     13,200     13,471
                                                               _______   ________   ________
All Officers and Directors as a group                          $92,496   $107,400   $ 83,714

<F1>

    (i) Elected to positions on the Board of Directors and/or Corporate Officers as indicated, effective, March 20, 1998.

<F2>

    (ii) On November 24, 1999 Mr. Hugo V. Cianciulli resigned as a Director and VP of the Company and on January 12, 2000, Mr. Tom Neavitt resigned as a Director and the Secretary/Treasurer of the Company.


<F3>
    (iii) Basil B. Newton and May C. Newton resigned their positions as President and Secretary/Treasurer, respectively, effective March 20, 1998 and resigned from the Board of Directors effective August 24, 1998. Basil B. Newton was reappointed to the Board of Directors on October 12, 1998 and subsequently resigned as a Director on November 19, 1999.

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

A. Security Ownership of Certain Beneficial Owners

The persons set forth on the chart below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Stock:

                                                 # of Shares     Percentage
Name/Address                                        Owned          Owned

Cede & Company (i)                               1,039,553        24.24%
P.O. Box 20
Bowling Green Station
New York, NY 10004

Maven Enterprises, Inc. (MEI) (ii) (iii)         1,967,013        45.87%
45 Country Club Lane
Las Vegas, NV 89109

(i) CEDE & Company is a nominee for Depository Trust Company. The Company has been unable to determine how many shareholders this represents.
(ii) Rodd Buckle, a Company director, is the Chairman of the Board, Chief Executive Officer and a principal beneficial owner of the voting stock of MEI. Frank H. DeRenzo, the Company's President and a director, held positions as a director and President of MEI, however, Mr. DeRenzo resigned from thos positions on March 26, 1999 and is no longer affiliated with MEI. To the Company's knowledge, Mr. Buckle owns approximately 44.5%, Mr. DeRenzo owns approximately 8.9%, Hugo V. Cianciulli, a past director and Vice President of the Company, owns approximately 6.2%, and Thomas J. Neavitt, a past director, Secretary and Treasurer of the Company, owns approximately 3.6% of MEI's voting stock.
(iii) As discussed in note (ii) above, Mr. Buckle may be deemed the beneficial owner of the Company's common stock held by MEI. In addition to MEI's stock holdings, Mr. Buckle is the record owner of 80,000 shares of the Company's common stock. Mr. DeRenzo disclaims beneficial ownership of the Company's common stock owned by MEI and he has advised the Company that as a past director and President of MEI, he has made no voting or investment decisions regarding Company stock owned by MEI.

B.  Security Ownership of Management

Information concerning the number and percentage of shares of the Company's outstanding Common Stock beneficially owned by Officers and Directors is set forth on the chart below.

                                            Number of       Percentage
Name                                      Shares Owned        Owned
Rodd Buckle (i) (ii)                         80,000           1.87%
Kevin Persinger                               4,500           0.10%
All Officers & Directors as a Group (ii)     84,500           1.97%

(i) In addition to Mr. Buckle's direct ownership of 80,000 shares of the Company's common stock, he may be deemed the beneficial owner of 1,967,013 shares of such common stock owned by MEI, which would constitute an aggregate of 47.74% of the outstanding common stock.

(ii) Mr. DeRenzo, a director and President of MEI, disclaims beneficial ownership of the Company's common stock held by MEI.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At June 30, 1999, the Company owed one shareholder a total of $16,000. This loan bears no interest and has been classified as a current liability, as no specific due dates have been determined. The Company also has $10,000 owed to Mr. Frank H. DeRenzo, the Company's President and Director pursuant to a 12% interest note payable, due on demand. In addition, on February 15, 2000, the Company borrowed another $10,000 from Mr. Frank H. DeRenzo pursuant to a 12% interest demand note payable.

On September 4, 1998, Maven Properties, Inc. (MPI), a related party to MEI, borrowed $100,000 from the Company to satisfy an obligation of MEI. The note, bears interest at 8% per annum, originally matured on November 4, 1998 and is secured by property owned by MPI and located at 1711 E Desert Inn Road, Las Vegas, NV 89109. MPI Had defaulted on the Note and the Company has been awarded a judgement against MPI for payment of the full amount due. The note refers to a Deed of Trust executed by MPI on this property. The Deed of Trust has not been recorded with the Clark County Recorders office, but the Company has initiated proceedings to sell the property to satisfy the loan. See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" herein for a discussion of relationships which certain directors and executive officers of the Company have with MEI.

It is the position of the Company's Board of Directors that neither it nor the Company's President authorized the Line of Credit, the pledging of the certificate of deposit, or the loan to MPI to satisfy the obligation of MEI. It is the position of Mr. DeRenzo, while acting as President and a director of both the Company and MEI, that neither he, in his respective positions held with the two companies, nor the MEI Board of Directors approved any of the transactions described above.

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

Thereafter, the Board of Directors passed resolutions formally censuring Mr. Buckle based on the Board's determination that Mr. Buckle took, or caused to be taken, the following actions without Company authorization: (i) payments by the Company to Mr. Buckle in the amount of $5,000; (ii) issuance and use of 12 Company credit cards; (iii) change of Company bank accounts and designation of signatories on the accounts; (iv) procuring the Line of Credit in the amount of $160,000, pledging the Company's certificate of deposit and making the Loan to MPI, as discussed above; and (v) executing the contract with Edge capital costing the Company $13,500.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

Attached hereto commencing on Page F-1 are the financial statements and Supplementary Data required by Item 8 of this form. Schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from the schedules filed have been omitted because the information is not applicable.

Two reports filed on Form 8-K, pursuant to the Securities Act of 1934 and accepted on May 3, 2000 are summarized as follows:

Form 8-K, SEC accession number 0001085760-00-000025:

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 8-K
                                CURENT REPORT
    Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

Date of Report (Date of earliest reported)  May 1, 2000


                              Beeper Plus, Inc.
           (Exact name of registrant as specified in its chapter)

        Nevada                          33-5516-LA             88-0219239
 (State or other jurisdiction         (Commission            (IRS Employer
   of incorporation)                    File Number)       Identification No.)

      3900 Paradise Road, #201  Las Vegas, Nevada                  89109
      (Address of principal executive offices)                  (Zip Code)



      Registrant's telephone number, including area code  (702) 737-5560

                                     None
         (Former name or former address, if changed since last report)

Item 4. Changes in Registrant's Certifying Accountant.

Effective April 21, 1999, Joseph Zerga, Ltd., the Registrant's Certifying Accountant, resigned. Joseph Zerga, Ltd.'s reports for the last two years have not contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Nor has there been any disagreement with Joseph Zerga, Ltd. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

The registrant's Board of Directors approved and accepted Joseph Zerga, Ltd.'s resignation on May 17, 1999.

Attached hereto as Exhibit "A" is a copy of a letter provided by Joseph Zerga, Ltd regarding any agreement or disagreement with the registrant's disclosure on its Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                Beeper Plus, Inc.
                                                   (Registrant)


                                               /s/Frank DeRenzo
                                                  (Signature)*
                                                Frank DeRenzo/President

Date May 2, 2000

*Print name and title of the signing officer under his signature.

EXHIBIT "A"

JOSEPH F. ZERGA, LTD.				A Professional Corporation
CERTIFIED PUBLIC ACCOUNTS			A Member of the AICPA & NSCPA


May 1, 2000


RE:

Beeper Plus, Inc.
3900 Paradise Road, #201
Las Vegas, NV 89009



Securities Exchange Commission:

We have read the disclosures in the 8-K dated May 1, 2000 regarding our resignation as the Company's Certified Public Accountants. We have no disagreements with the statements made by the registrant on Form 8-K in response to our resignation.


Sincerely,

/s/Aaron Tveter
Aaron Tveter, CPA
Joseph F. Zerga, Ltd.

          2950 EAST FLAMINGO ROAD, SUITE L - LAS VEGAS, NEVADA 89121
                TELEPHONE (702) 732-2775 -- FAX (702) 737-0600

Form 8-K, SEC accession number 0001085760-00-000026:

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 8-K
                                CURENT REPORT
    Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

Date of Report (Date of earliest reported)  May 1, 2000


                              Beeper Plus, Inc.
           (Exact name of registrant as specified in its chapter)


        Nevada                          33-5516-LA             88-0219239
 (State or other jurisdiction         (Commission            (IRS Employer
   of incorporation)                    File Number)       Identification No.)


      3900 Paradise Road, #201  Las Vegas, Nevada                  89109
      (Address of principal executive offices)                  (Zip Code)



      Registrant's telephone number, including area code  (702) 737-5560

                                     None
         (Former name or former address, if changed since last report)

Item 4. Changes in Registrant's Certifying Accountant.

In November of 1999, Hein + Associates LLP, Certified Public Accountants (Hein), were engaged to serve as the Registrant's new auditors. The election of Hein, was approved by the Board of Directors of the Registrant. Prior to hiring Hein, neither management nor anyone acting on its behalf consulted Hein during our two most recent fiscal years or the subsequent interim periods.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                Beeper Plus, Inc.
                                                   (Registrant)


                                               /s/Frank DeRenzo
                                                  (Signature)*
                                                Frank DeRenzo/President

Date May 2, 2000

*Print name and title of the signing officer under his signature.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Beeper Plus, Inc.
                                 (Registrant)


By: /s/Frank H. DeRenzo                                    Date: 5/16/00
       Frank H. DeRenzo, President


By: /s/Robert Muniz                                        Date: 5/16/00
       Robert Muniz, Secretary/Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/Frank H. DeRenzo                                    Date: 5/16/00
       Frank H. DeRenzo, Director


By: /s/Kevin Persinger                                     Date: 5/16/00
       Kevin Persinger, Director


By: /s/Robert Muniz                                        Date: 5/16/00
       Robert Muniz, Director

                        INDEX TO FINANCIAL STATEMENTS

                                                                           Page

Independent Auditor's Report, Hein + Associates LLP                         F-2

Independent Auditors' Report, Joseph F. Zerga, Ltd.                         F-3

Balance Sheets, June 30, 1999 and 1998                                      F-4

Statements of Operations, For the Years Ended June 30, 1999, 1998
    and 1997                                                                F-5

Statement of Stockholders' Equity (Deficit),
    For the Years Ended June 30, 1999, 1998 and 1997                        F-6

Statements of Cash Flows, For the
    Years Ended June 30, 1999, 1998 and 1997                                F-7

Notes to Financial Statements                                               F-8

Schedule II - Valuation and Qualifying Accouts,
    For the years Ended June 30, 1999, 1998 and 1997                        S-1

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Beeper Plus, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheet of Beeper Plus, Inc. as of June 30, 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beeper Plus, Inc. as of June 30, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations in each of the past three years and has an accumulated deficit as of June 30, 1999 of $1,003,546. These financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Our audits referred to above include audits of the financial statement schedule included at Page S-1 of Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.


HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
February 18, 2000

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Beeper Plus, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheet of Beeper Plus, Inc. as of June 30, 1998 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beeper Plus, Inc. as of June 30, 1998 and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.



Joseph F. Zerga, Ltd.
Certified Public Accountants

Las Vegas, Nevada
October 16, 1998

                               BEEPER PLUS, INC.

                                BALANCE SHEETS

                                                                              JUNE 30,
                                                                      1999                1998
                                    ASSETS
CURRENT ASSETS:
    Cash                                                           $   25,031         $  226,722
    Restricted certificate of deposit                                 167,815                  -
    Accounts receivable, net of allowance for doubtful accounts
      of $59,000 and $100,000 in 1999 and 1998, respectively           28,076             49,301
    Inventories                                                           696              8,426
    Other current assets                                                    -             12,915
                                                                     ________            _______
         Total current assets                                         221,618            297,364

FURNITURE, FIXTURES AND EQUIPMENT, net of accumulated
    depreciation of $279,012 and $273,000 in 1999 and
    1998, respectively                                                 14,072             18,404

DEFERRED TAX ASSET                                                          -            108,150

OTHER ASSETS                                                           14,850             15,650
                                                                       ______            _______

TOTAL ASSETS                                                       $  250,540         $  439,568
                                                                   ==========         ==========



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

    Note payable                                                   $  159,931         $        -
    Accounts payable                                                   28,101              4,886
    Accrued compensation and related expenses                          64,725              2,587
    Deferred service revenue                                           92,866            137,638
    Loans from related parties                                         26,000             16,000
                                                                       ______            _______

         Total current liabilities                                    371,623            161,111
                                                                      _______            _______

COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, par value $.01 per share; authorized
      10,000,000 shares; issued and outstanding 4,288,000
      in 1999 and 1998                                                 42,880             42,880
    Additional paid in capital                                        948,950            948,950
    Accumulated deficit                                            (1,003,546)          (713,373)
    Treasury stock, at cost; 5,000 shares in 1999                      (3,370)                 -
    Note receivable, stockholder                                     (105,997)                 -
                                                                    _________           ________

         Total stockholders' equity (deficit)                        (121,083)           278,457
                                                                    _________         __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  250,540         $  439,568
                                                                   ==========         ==========

The accompanying notes are an integral part of these financial statements.

                              BEEPER PLUS, INC.

                           STATEMENTS OF OPERATIONS

                                                       FOR THE YEAR ENDED JUNE 30,

                                                   1999            1998          1997

SERVICE REVENUES                               $  828,331      $  866,967      $1,011,047
                                               __________      __________      __________

OPERATING COSTS AND EXPENSES:
    Cost of revenues                              211,775         267,281         335,636
    General and administrative expenses           806,077         680,557         723,257
                                               __________       _________      __________

         TOTAL OPERATING COSTS AND EXPENSES     1,017,852         947,838       1,058,893
                                               __________      __________       _________

LOSS FROM OPERATIONS                             (189,521)        (80,871)        (47,846)

OTHER INCOME (EXPENSE):
    Interest income and other                      18,151           6,256          18,506
    Interest expense                              (10,653)              -               -
                                               ___________     __________       _________
         TOTAL OTHER INCOME (EXPENSE)               7,498           6,256          18,506

LOSS BEFORE INCOME TAX                           (182,023)        (74,615)        (29,340)
INCOME TAX BENEFIT (EXPENSE)                     (108,150)          7,625               -
                                               ___________     ___________      __________

NET LOSS                                       $ (290,173)     $  (66,990)     $  (29,340)
                                                __________      __________      __________

BASIC AND DILUTED EARNINGS PER SHARE           $    (0.07)     $    (0.02)     $    (0.01)
                                                __________      __________      __________
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                          4,288,000       4,288,000       4,288,000
                                                =========       =========       =========

The accompanying notes are an integral part of these financial statements.

                              BEEPER PLUS, INC.

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                            TOTAL
                                                       ADDITIONAL                              NOTE      STOCKHOLDERS'
                                      COMMON STOCK      PAID-IN    ACCUMULATED   TREASURY    RECEIVABLE    EQUITY
                                    SHARES    AMOUNT    CAPITAL     (DEFICIT)     STOCK     STOCKHOLDER   (DEFICIT)

BALANCES, July 1, 1996            4,280,500   $42,805   $948,650  $  (617,043)   $     -    $       -     $ 374,412

    Common stock issued
         as compensation              7,500        75        300            -          -            -           375
    Net loss                              -         -          -      (29,340)         -            -       (29,340)
                                  _________    ______    _______    __________    _______     _______      _________

BALANCES, June 30, 1997           4,288,000    42,880    948,950     (646,383)         -            -       345,447

Net loss                                  -         -          -      (66,990)         -            -       (66,990)
                                  _________    ______    _______     _________    _______     _______      _________

BALANCES, June 30, 1998           4,288,000    42,880    948,950     (713,373)         -            -       278,457

    Note receivable, stockholder          -         -          -            -          -     (105,997)     (105,997)

    Repurchase of treasury stock          -         -          -            -     (3,370)           -        (3,370)

    Net loss                              -         -          -     (290,173)         -            -      (290,173)
                                  _________    ______    _______   ___________    _______     _______      _________

BALANCES, June 30, 1999           4,288,000   $42,880   $948,950  $(1,003,546)   $(3,370)   $(105,997)    $(121,083)
                                  =========    ======    =======   ===========    =======    =========     =========

The accompanying notes are an integral part of these financial statements.

                              BEEPER PLUS, INC.

                           STATEMENTS OF CASH FLOWS

                                                       FOR THE YEAR ENDED JUNE 30,

                                                   1999            1998          1997
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                   $ (290,173)     $  (66,990)     $  (29,340)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operations:
       Depreciation and amortization                6,812          16,003          19,047
       Loss on disposal of assets                       -               -          11,437
              Issuance of stock as compensation         -               -             375
       Deferred tax provision (Benefit)           108,150          (7,625)              -
       (Increase) decrease in:
            Restricted cash                      (167,815)              -               -
            Accounts receivable                    21,225           6,433          75,093
            Inventories                             7,730           6,279          11,610
            Prepaid expenses                       12,915               -               -
            Other assets                                -          (6,814)         (2,936)
       Increase (decrease) in:
            Accounts payable                       23,215           3,829          (7,900)
            Accrued compensation and related
               expenses                            62,138         (11,202)          8,268
            Deferred service revenue              (44,772)         48,442          58,955
                                                 _________       _________       ________

            Net cash provided by (used in)
               operating activities              (260,575)        (11,645)        144,609
                                                 _________       _________       ________


CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of furniture, fixtures and
       equipment                                   (1,680)         (7,254)        (14,199)
    Note receivable, stockholder                 (105,997)              -               -
                                                 _________       _________       ________

      Net cash used in investing activities      (107,677)         (7,254)        (14,199)
                                                 _________       _________       ________

CASH FLOW FROM FINANCING ACTIVITIES:
    Principal paid to related parties                   -         (10,000)        (10,000)
    Amounts advanced from related parties          10,000               -               -
    Purchase of Treasury Stock                     (3,370)              -               -
    Proceeds from issuance of notes payable       159,931               -               -
                                                 _________       _________       ________
    Net cash provided by (used in)
       financing activities                       166,561         (10,000)        (10,000)
                                                 _________       _________       ________

NET INCREASE (DECREASE) IN CASH                  (201,691)        (28,899)        120,410

CASH, beginning of period                         226,722         255,621         135,211
                                                 _________       _________       ________

CASH, end of period                            $   25,031      $  226,722      $  255,621
                                                =========       =========       =========
SUPPLEMENTAL DISCLOSURES:
    Interest paid                              $    9,483      $        -      $        -
                                                =========       =========       =========
    Income taxes paid                          $        -      $        -      $        -
                                                =========       =========       =========

The accompanying notes are an integral part of these financial statements.

                              BEEPER PLUSE,INC.

                        NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS:

    Beeper Plus, Inc. ("the Company") was incorporated under the laws of the State of Nevada on March 25, 1986. On March 31, 1986, the Company acquired Dial-A-Score, Inc. a Nevada corporation.

    The Company is engaged in the business of providing data services through pagers for all major sporting events.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Cash equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    Inventories - Inventories of pagers are stated at the lower of cost (first-in, first-out method) or market.

    Furniture, Fixtures, and Equipment - Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 5 to 7 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortizations are removed from the accounts, and any gains or losses are reflected in current operations.

    Impairment of Long-Lived and Intangible Assets - In the event that facts and circumstances indicate that the cost of long lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

    Revenue Recognition and Deferred Revenue - Revenue is recognized as services are provided. Deferred revenue results from the cash received from customers for the prepayment of services to be provided.

    Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

    The Company's financial statements are based upon a number of significant estimates, including the recovery of receivables, and realizability of deferred tax assets. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

                              BEEPER PLUSE,INC.

                        NOTES TO FINANCIAL STATEMENTS

    Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below. In accordance with FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" the credit risk amounts shown do not take into account the value of any collateral or security.

    The Company operates primarily in one industry segment with customers located primarily in the Northwest United States, California, and Nevada. Financial instruments that subject the Company to credit risk consist principally of accounts and notes receivable.

    Fair Value of Financial Instruments - The estimated fair values for financial instruments under FAS No. 107, Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of the note receivable is based on its estimated recoverable value. The fair value of the note payable is based on borrowing rates that are available to the Company for loans with similar terms, collateral, and maturity. The estimated fair value of the note receivable and payable approximate their carrying values.

    Advertising - The Company expenses advertising when incurred.

    Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Loss Per Common and Common Equivalent Shares - Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents as of June 30, 1999, 1998 and 1997 were anti-dilutive and excluded in the earnings per share computation.

    Impact of Recently Issued Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB133), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was amended by FASB 137, issued in June 1999, such that it is effective for the Company's financial statements for the year ended June 30, 2002. The Company does not believe the adoption of FASB133 will have a material impact on assets, liabilities or equity.

                              BEEPER PLUSE,INC.

                        NOTES TO FINANCIAL STATEMENTS

    Reclassifications - Certain reclassifications have been made to prior years' financial statements to conform with the current presentation. Such reclassifications had no effect on net loss.

3.  BASIS OF PRESENTATION:

    As shown in the accompanying financial statements, the Company has reported significant net losses for the years ended June 30, 1999, 1998 and 1997 resulting in an accumulated deficit of $1,003,546 as of June 30, 1999. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

    During the latter part of 1999, the Company took steps to mitigate the losses and enhance its future viability by reducing personnel and other operating costs to levels commensurate with its existing revenue levels.
    The Company's ability to continue as a going concern is ultimately dependent on its ability to control costs and generate sufficient revenues to obtain profitable operations. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

4.  RESTRICTED CERTIFICATE OF DEPOSIT:

    At June 30, 1999, the Company had a certificate of deposit in the amount of $167,815 which is pledged as security for its note payable (see Note 6) and is subject to withdrawal restrictions.

5.  NOTE RECEIVABLE, STOCKHOLDER:

    At June 30, 1999 the Company had a note receivable in the amount of $100,000 (plus $5,997 of accrued interest) due from Maven Properties, Inc. (MPI), a related party to Maven Enterprises, Inc., (MEI) a 45.87% shareholder in the Company. The Chairman of the Board and Chief Executive Officer of the Company at the time of the transaction was also the Chairman of the Board and Chief Executive Officer of MEI and MPI. This individual has since been removed from office for the Company. The note was issued to settle obligations of MEI for its purchase of the Company's stock. The note bears interest at 8% and was due on November 4, 1998. MPI is in default on the note and the Company is pursuing collection through foreclosure on real property securing the note. Management expects to fully recover the amount of the note through proceeds from the foreclosure.

6.  NOTE PAYABLE:

    At June 30, 1999 the Company had secured a line of credit with Community Bank of Nevada in the amount of $160,000, with a maturity date of August 13, 1999 (subsequently extended to August 13, 2000), secured by the certificate of deposit in the amount of $167,815. Borrowings on the line bear interest at 7.55% (payable monthly). At June 30, 1999, outstanding borrowings on this line were $159,931. The line of credit agreement contains covenants which restrict the Company from incurring additional debt or utilizing loan proceeds for purposes other than working capital. At June 30, 1999, the Company was in violation of the covenants with respect to use of proceeds.

                              BEEPER PLUSE,INC.

                        NOTES TO FINANCIAL STATEMENTS



7.  LOANS FROM RELATED PARTIES:

Loans from related parties include the following:

                                                                  JUNE 30,
                                                               1999      1998
     Notes payable to shareholders, non-interest bearing,
        due on demand, unsecured                            $ 16,000   $ 16,000

     Note payable to officer, interest at 12%, due on demand
        collateralized by note receivable, stockholder        10,000          -
                                                             _______    _______
                                                            $ 26,000   $ 16,000
                                                             =======    =======
8.  STOCKHOLDERS' EQUITY

    In August 1998, the Company repurchased and retired 5,000 shares of its common stock for $3,370.

9.  INCOME TAXES:

    Income tax expense (benefit) is comprised of the following:

                                                 YEAR ENDED JUNE 30,

                                              1999       1998        1997
         CURRENT                          $       -   $      -     $     -

         DEFERRED                           108,150     (7,625)          -
                                            _______    ________     _______

         INCOME TAX EXPENSE (BENEFIT)     $ 108,150   $ (7,625)    $     -
                                           ========    ========     =======

    Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax as a result of changes in valuation allowances on deferred tax assets.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                  JUNE 30,
                                                               1999      1998
    Current deferred tax assets:
         Allowances for doubtful accounts                   $ 20,100   $ 34,000
         Deferred compensation and accrued vacation           17,800       -
                                                              ______    _______
                                                              37,900     34,000
         Less valuation allowance                            (37,900)   (34,000)
                                                             ________   ________

         Net current deferred tax assets                    $      -   $      -
                                                             ========   ========
    Noncurrent deferred tax assets:
         Net operating loss carryforwards                    304,300    245,100
         Less valuation allowance                           (304,300)  (136,950)
                                                            _________  _________
            Net noncurrent deferred tax assets              $   -      $108,150
                                                            =========  =========

    At June 30, 1999, the Company had net operating loss carryforwards of approximately $895,000, which expire in various years through 2019. These net operating losses may be subject to annual limitations imposed by the Internal Revenue Code in the event there is a change in control of the Company.

10. COMMITMENTS:

    Operating Leases

    The Company leases office space under a non-cancelable operating lease through June 30, 2001. Additionally, the Company leases certain office equipment under a noncancellable operating lease through April 2002. The future minimum lease payments for the terms of these leases are as follows:

              YEAR ENDED JUNE 30,

                   2000         $  71,000
                   2001            73,400
                   2002             3,800
                                 ________
                                $ 148,200
                                 ========

    Rent expense was $73,838, $55,509 and $$53,170 for the years ended June 30, 1999, 1998 and 1997, respectively.

    Service Contracts

    The Company has service contracts for satellite, paging, and information services with various vendors. Aggregate monthly payments due under these contracts was approximately $13,000 as of June 30, 1999. These contracts expire at various dates throughout the fiscal year ending June 30, 2000, but provide for automatic annual renewals unless cancelled by either party.

                              BEEPER PLUSE,INC.

                        NOTES TO FINANCIAL STATEMENTS

                                                       ADDITIONS
                                       BALANCE AT      CHARGED TO                    BALANCE
                                       BEGINNING       COSTS AND                    AT END OF
    DESCRIPTION                        OF PERIOD       EXPENSES      DEDUCTIONS      PERIOD

For the year ended June 30, 1997:
    Allowance for doubtful accounts    $   34,000     $   55,000     $     -        $   89,000
                                        =========      =========      =========      =========
For the year ended June 30, 1998:
    Allowance for doubtful accounts    $   89,000     $   11,000     $     -        $  100,000
                                        =========      =========      =========      =========
For the year ended June 30, 1999:
    Allowance for doubtful accounts    $  100,000     $     -        $   41,000     $   59,000
                                        =========      =========      =========      =========
