Form 10-K
period 2000-06-30
BEEPER PLUS INC
filed 2000-10-17
CIK 793595

BEEPER PLUS, INC.
                               ANNUAL REPORT
                          Year Ended June 30, 2000

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the fiscal year ended June 30, 2000

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

                              Yes            No  X

As of August 31, 1999, 4,808,134 shares of Common Stock of Beeper Plus, Inc. were outstanding. The aggregate market value of the common stock held by persons other than officers and directors of the Registrant and holders of more than 10% of the Registrant's common stock as of August 31, 2000 was approximately $221,546. (Based upon the average of the opening bid and low asked prices of these shares).

                               Beeper Plus, Inc.
                                  Form 10-K
                                June 30, 2000


                               TABLE OF CONTENTS
                                                                            Page

                                  PART I
ITEM 1.   Business                                                             3

ITEM 2.   Properties                                                           7

ITEM 3.   Legal Proceedings                                                    7

ITEM 4.   Submission of Matters to a Vote of Security Holders                  8

                                  PART II

ITEM 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters                                                8

ITEM 6.   Selected Financial Data                                              9

ITEM 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                9

ITEM 7A.  Risk Factors                                                        14

ITEM 8.   Financial Statements and Supplementary Data                         18

ITEM 9.   Changes In and Disagreements with Accountants
            On Accounting and Financial Disclosure                            18

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant                  18

ITEM 11.  Executive Compensation                                              19

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management      20

ITEM 13.  Certain Relationships and Related Transactions                      21

                                 PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    21

                    FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company's prospects are subject to certain uncertainties and risks.
This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. READERS SHOULD PAY PARTICULAR ATTENTION TO THE CONSIDERATIONS DESCRIBED IN THE SECTION OF THIS REPORT ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "RISK FACTORS". Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.


                                    PART I

ITEM 1.  BUSINESS

General

    Beeper Plus, Inc. (the "Company") is a Nevada corporation, was incorporated on March 25, 1986, and has its corporate headquarters at 3900 Paradise Road, Suite 201, Las Vegas, NV, 89109. The Company collects, organizes and disseminates timely sports information through wireless services to individual and corporate customers throughout the United States, Canada and the Caribbean, as well as news information through a network of resellers.

    The Company's objective is to extend its position as the premier provider of timely comprehensive sports information over wireless media and the internet by developing a device-agnostic platform, integrating technologically advanced functionality and features to its service, and connecting with customers from a variety of mediums.

    The Company's Common Stock is currently listed on the NASD Bulletin Board under the symbol BEPP.

Services and Customers

Sports Information

    We collect from multiple sources information and facts attendant to past and future sporting events, which include standings, partial and final scores, game schedules, starting rosters and changes, injuries, weather conditions, statistics, and insights on athletes in a number of professional and college sports and leagues. The information and facts relate to sporting events held in the United States as well as major international events and the Olympics. We collect and review data and information which is fed continuously from three principal information service providers, namely The Sports Network (TSN), The Sports Wire and Don Best. After validating the information and data received, our editorial staff selects, organizes, and repackages the information for the various services that we offer.

    First the information is earmarked for one or several of 15 channels our subscribers can access, then structured in a format to convey a clear and efficient message on a four-line LCD screen. The service tracks progress and highlights of games and events as they unfold, and is updated as often as every three minutes.

    The services provided by TSN and the Sports Wire are subject to fixed contracts with automatic renewal for annual terms unless canceled by either party. Services rendered by Don Best are provided on a subscription basis, and have not been memorialized in a contract. The arrangements are not exclusive and the wire services provide similar sports information to other customers.

    Our customers subscribe to receive sports information on a timely basis via wireless communication devices under three-month, six-month and twelve-month subscription arrangements.

Individual customers    Individual customers receive the information on a hand-
                        held battery operated alphanumeric pager and may subscribe under two programs, namely the Sports Page and the Score Page. Under both programs, sports information is organized under 15 channels available directly from a pager: the first four under each program are identical, and the remaining 11 offer different quantity and types of information.

                        The Sports Page consists of our most expansive listing of sports information, including news spots and betting lines from various sources. The Sports Page has received national recognition in newspapers and magazines throughout the country.

                        The Score Page is a lower-priced version of the Sports Page, which provides access to essential sports information.

Corporate customers 	Corporate customers receive selected sports information
                        via satellite and modem connection that is then displayed on giant LED screens that adorn their facilities. We are in the process of closing contracts with four casinos located in the United States and Canada to organize and feed selected sports information.

    The Company has over 1,700 regular subscribers of the sports information, with 90% of our subscribers selecting the Sports Page program. Approximately 50% of our subscribers commit to six-month or twelve-month subscription arrangements concurrent with the professional football season. Subscription fees are $360 per year for the Sports Page, and $120 per year for the Score Page, and subscribers pay by check or credit cards. They are notified electronically at the end of their subscription term of the end of their subscription, and, at such moment are invited to renew their subscriptions.

    Our services can only be accessed through high level Motorola pagers which offer users rich functionality and full coverage. The Motorola pagers are reprogrammable via wireless commands allowing us the power to turn on or off any service at any time directly without depending on telephone providers. The Company has entered into license agreements with Motorola in regard to the FLEXSuite of Enabling Protocol (used with FLEX, ReFLEX and InFLEXion transmissions) affording it access to the source code with a view to developing new functionality, graphic displays and two-way interactive communication.
These are new features we are currently in the process of developing, however there are no assurances that such features will be successfully developed and marketed in a timely fashion to support our marketing initiatives. See "New Products" below.

    Devices are sold subject to the manufacturers' warranties. We do not extend additional warranties or afford our customers rights to return the devices to us.

Front Page

    On March 23, 1992, the Company signed a joint venture agreement with National Disatch Center ("NDC") of San Diego, California. We agreed to sell and promote a news paging service marketed as "The Front Page". The Front Page service provides headline and top story updates, weather forecasts, daily business reports, daily sporting event results and television listings and weekly entertainment headlines and listings. The information sources utilized by The Front Page service include various wire services such as United Press International (UPI) and TSN. Information updates are provided in excess of 25 times a day. Under this joint venture, NDC has been reselling the Front Page information to various paging providers. Revenue generated from this joint venture have been $41,644 for the fiscal year ended June 30, 2000, and represents approximately 5% of our business. Under the joint venture agreement we are bound to share with NDC any revenue generated from the sale of news information through any channel.

New Products

    The Company is in the process of identifying and developing new features and functionality that it can add to its current offerings as well as develop new products, including providing the line and wagering tips by subscription service to a hand held beeper, interactive pagers, and by a telephone 900-line and via internet web sites.

    We are completing the development of a new Internet site which should be operational by the third quarter of this fiscal year which will provide enhanced services and content, as well as serve as a marketing vehicle.

    We are currently tailoring our services to operate under a WAP (Wireless Application Protocol) platform. To this end we have also qualified under the 3Com Palm Solution Provider Program, and have access to the source code for Palm OS software. We are currently in the planning stage for the development of these new services. Further engineering and investments are required and prototypes have not yet been developed. There are no assurances that such new products and services will be successfully developed within the forecasted financial and time budgetary limits and that such new products and services will be successful in the marketplace.


Transmission of information

    From our headquarters in Las Vegas, Sports Page and Score Page are disseminated to our individual customers through PageNet Inc., a major wireless and paging carrier. The information is reduced to digital signals and beamed via satellite to transmitters owned by PageNet Inc. positioned in cities around the country. These local transmitters then relay 900

MHz signals within a 30 to 150 mile radius of their location. We have contracted with PageNet Inc. for a three-year term, subject to yearly extensions.

    The agreement further provides for limitations of time utilization. During our peak period, namely the football season, we will pay a surplus for the quantity of information that we disseminate.

    The Company is not required to maintain paging licenses.

Markets and Channels

    We market our services through a number of advertising and promotion initiatives, and through our web site. We also have a distributor in Hawaii which markets our services in this region. This Distributor Agreement is in the seventh year of a fifteen year term, which may be extended for up to two additional five year terms. We are also developing a network of wireless resellers with retail operations.

    The Company will continue to rely on its current distributor and its ability to successfully market the Sports Page and Score Page services through corporate initiatives and programs. The Company has been and will continue to market its products directly to its subscribers. The distributor is required to pay the Company a minimum monthly fee, thus ensuring minimum monthly revenue for the Company.

    The Company intends to continue expansion into other information markets at such time as the demand arises.

Other Sources of Revenue

    We generate revenue from the sale of pagers, and from the reselling of traditional paging functionality namely personal paging services for a modest monthly charge. Approximately 35% of the Sports Page subscribers use the enhanced pager service. In addition, we offer corporate customers the right to reserve and tailor the information that is provided over specific channels under the Sports Page and the Score Page services.

Competition

    The dissemination of sports and news information is a competitive industry. There area number of entities that are in direct or indirect competition with the Company in disseminating sports information. There are a number of enterprises that provide sports information through a number of traditional channels like newspapers and television, and now through new media such as the Internet and wireless hand-held devices and PDAs, two-way pagers and mobile phones. Several disseminate sports information through a hand-held pager in a similar fashion as the Company, while others feed sports information through cable television sports channels, commercial television sports news programs, sports information periodicals, the sports section of newspapers and radio, direct dial "900" score lines and online computer services. No one player dominates any of these channels. New technologies and providers have made the dissemination of information at any time and anywhere easy and convenient for any user to access sports information on a timely basis.

    The Company believes that it has a number of competitive advantages over these companies, including product, distribution and customer service. The Company believes the advantages in its products include comprehensiveness and convenience.

Intellectual Property

    The Company has invested significantly in building it Sports Page and Score Page brands. It has not registered any of its trademarks, nor has it investigated whether it has infringed third party trademark rights.

Employees

    As of June 30, 2000, the Company had approximately twelve technical, administrative and clerical personnel. None of the Company's employees are represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

Management

    The Board of Directors is composed of the following individuals: Kevin L. Persinger, Frank H. DeRenzo, and Robert Muniz.

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


ITEM 2.  PROPERTIES

    The Company does not own or lease any paging transmitters. The Company owns no real property. The Company has arrangements with the paging companies, which provide for priority transmission rights. The Company leases office space, located at 3900 Paradise Road, Suites 200 and 201, Las Vegas, Nevada. The office space is leased from a non-affiliated lessor and is approximately 3,500 square feet. The term of the lease is 36 months ending June 30, 2001. The base minimum monthly rent for the term of this lease is $5,800 per month from June 25, 2000 to June 30, 2001.


ITEM 3.  LEGAL PROCEEDINGS

    We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

    The Company's Common Stock, par value $.01, is currently listed on the NASD Bulletin Board. The Company's initial registration statement was declared effective by the Securities and Exchange Commission on June 20, 1986. As of its fiscal year ended June 30, 2000, there were no trades through the National Association of Securities Dealers. The Bulletin Board does not constitute an established public market as described in item 201(a)(1) of Regulation S-K. See "ITEM 1. BUSINESS - General" herein regarding the Company's corporate name and the ticker symbol for the Company's common stock.

    The market price information for the common equity pursuant to Item 201 (a)
(i) (iii) for each fiscal quarter from the first quarter beginning July 1, 1998, through June 30, 2000, was as follows:

                                  Bid   Price        Asked   Price


                                 High     Low       High      Low
                                ______   _____     ______    ______
1998  First Quarter             .150     .040       .280     .080
      Second Quarter            .938     .031      1.000     .047
      Third Quarter             .040     .040       .060     .060
      Fourth Quarter            .050    .0312       .080     .080
1999  First Quarter            .0625     .050     .21875     .080
      Second Quarter          .09375    .0312     .21875    .0937
      Third Quarter            .1875   .09375      .3750    .2182
      Fourth Quarter            .875      .10      .3750    .2182
2000  First Quarter            .3750    .1875        .50    .1875
      Second Quarter           .4200      .12        .50      .12

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

    On June 30, 2000, the approximate number of holders of record of the Company's $.01 par value Common Stock was 250.

ITEM 6.  SELECTED FINANCIAL DATA

                                                     Year ended June 30
                                              2000         1999        1998
                                             ______       ______      ______
Results of Operations Data
    Operating Revenue                     $ 755,511    $ 828,331    $ 866,967
    Net Income (Loss)                      (237,650)    (290,173)     (66,990)
    Net Income (Loss)
      Per Common Share Outstanding             (.06)        (.07)        (.02)

Balance Sheet Data
    Working Capital (deficit)              (259,154)    (150,005)     136,253
    Total Assets                            233,460      228,477      439,568
    Total Liabilities                       466,196      349,560      161,111
    Stockholders' Equity (deficit)         (232,736)    (121,083)     278,457
    Long-term Debt                                0            0            0

The Company has not paid any dividends on its stock.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the fiscal year ended June 30, 2000 compared to fiscal year ended June 30, 1999

Revenues

    Revenues decreased to $755,511 for the fiscal year ended June 30, 2000, from $828,331 for the fiscal year ended June 30, 1999, representing a decline in revenue of $72,820 in fiscal 2000. The Company's Statement of Operations reflects a net loss of $237,650 for the fiscal year ended June 30, 2000, compared to a net loss of $290,173 for the fiscal year ended June 30, 1999.

    The drop in revenues from 1999 to 2000 was primarily due to a decrease in revenues generated by the Company's distributors. Our principal distributor on the East Coast went out of business in the first quarter of the fiscal year ended June 30, 1999, which resulted in a shortfall of approximately $35,000 in forecasted revenue. We have not been successful in identifying the customers which had contracted for our services with this distributor, or establish a new distributor relationship to cover the region.

    The Company has taken a number of steps to regulate the monthly fluctuations in revenues. The emphasis is now on annual contracts directly with customers, rather than on month-to-month arrangements through distributors. The Company has already seen benefits from the "one-year contract / free pager" program it introduced in 1999. As a result long term pager sales have decreased due to the attempt to obtain more annual subscribers under the program. Also in 1999 the Company began a 10-year buy-out of its largest distributor (Northern California). This buy-out resulted in lower distribution revenues, but larger per-customer fees as customers' contracts are renewed directly with the Company.

    The Front Page revenues have dropped as competition from large and well known firms increases, and the ready availability of the information from different media such as the Internet. For instance, Motorola and CNN both offer a similar service to the Company's Front Page product, at lower prices. Since 1994, the number of local paging companies that have subscribed to the Front Page service has dropped from 96 to 16.

    The Company is in the process of identifying and developing new products as well as new features and functionality that it can add to its current offerings. We are completing the development of a new Internet site which should be operational by the third quarter of this year and which will provide enhanced services and content, as well as serve as a marketing vehicle. We are currently tailoring our services to operate under the WAP platform. We are currently in the planning stage for the development of these new services. Further engineering and investments are required and prototypes have not yet been developed. There are no assurances that such new products and services will be successfully developed within the forecasted financial and time budgetary limits, and that such new products and services will be successful in the marketplace.

Operating Cost and Expenses

    Cost of revenue consists primarily of the cost of acquiring data from information service providers, and wire services, wireless and satellite connectivity. Cost of revenue has increased from $211,775 for the fiscal year ended June 30, 1999 , compared to $321,041 for the fiscal year ended June 30, 2000. Cost of revenue as a percentage of revenue was 25.6% and 42.5% for the fiscal years ended June 30, 1999, and 2000 respectively. The increase was primarily due to the higher cost charged by information service providers and the higher wireless carrier charges for the upgraded service we are now offering. During the six month transition period during which we phased in the upgraded carrier service, the Company was paying for access to both services.

General and Administrative Expenses

    General and administrative expenses consists primarily of personnel and related costs and administrative expenses including rent, utilities and postage, as well as marketing. General and administrative expenses have decreased from $806,077 for the fiscal year ended June 30, 1999 to $559,032 for the fiscal year ended June 30, 2000. Salaries and wages decreased during the fiscal period as a result of austere salary and expense control programs. Advertising costs have increased in an effort to explore new markets for the Company's services.

Liquidity and Capital Resources

    We had a working capital deficit of $259,154 at June 30, 2000, compared to a working capital deficit of $150,005 at June 30, 1999. For the fiscal year ended June 30, 2000, cash used in operating activities was $4,546, as compared to $252,760 for the fiscal year ended June 30, 1999. For the fiscal year ended June 30, 2000, investing activities used $3,080 as compared to $107,677 for the fiscal year ended June 30, 1999. For the fiscal year ended June 30, 2000, financing activities provided $10,000 primarily from proceeds of notes payable. Net cash increased by $2,374 for the fiscal year ended June 30, 2000 as compared to a decrease of $193,876 for the fiscal year ended June 30, 1999.

    At June 30, 1999, the Company had a note receivable in the amount of $100,000 (plus $5,997 of accrued interest) due from Maven Properties, Inc. (MPI) which is a related party to

Maven Enterprises, Inc., (MEI). MEI was a majority shareholder in the Company owning 45.87% of the common stock outstanding at June 30, 1999. At the time of the transaction the Chairman of the Board and Chief Executive Officer of the Company, who was subsequently relieved of his position with the Company, was also the Chairman of the Board and Chief Executive Officer of MEI and MPI. During the year ended June 30, 2000, the President of the Company personally purchased all of the shares of common stock held by MEI at June 30, 1999. The note was issued, by the Company, to settle obligations of MEI. The note bears interest at 8% and was due on November 4, 1998. The Company has reason to believe MEI will not make payment on the note and, accordingly, during the year ended June 30, 2000, recorded an impairment charge against the full value of the note receivable plus accrued interest totaling $105,997.

    At June 30, 2000, the Company secured a line of credit with Community Bank of Nevada in the amount of $160,000, with a maturity date of August 14, 2001, secured by the certificate of deposit in the amount of $160,000. Borrowings on the line bear interest at 7.25% (payable monthly). At June 30, 2000 and 1999, outstanding borrowings on this line were $159,931. The line of credit agreement contains covenants which restrict the Company from incurring additional debt or utilizing loan proceeds for purposes other than working capital. At June 30, 2000, the Company was in violation of the covenants with respect to use of proceeds. Due to the violation of the credit line convenant, the amount owed to the bank is payable upon demand and has been recorded by the Company as a current liability.

    During the year ended June 30, 2000, the President of the Company converted $10,000 in principal outstanding at June 30, 1999, and an additional $10,000 in principal loaned to the Company during the year into 500,000 shares of common stock at the current market price on the date of conversion. Accrued interest, at June 30, 2000, on the converted notes was paid in cash to the officer subsequent to year end and not included as part of the conversion.

    As shown in the accompanying financial statements, the Company has reported net losses of $237,650 and $290,173 for the fiscal years ended June 30, 2000 and 1999 respectively, resulting in an accumulated deficit of $1,241,196 at June 30, 2000. The Company's ability to continue as a going concern is ultimately dependent on its ability to obtain additional financing and to control costs and generate sufficient revenues to obtain profitable operations. No assurance can be given that the Company will be successful in these efforts. Management does not believe that the cash, equivalents, and cash anticipated to be generated from future operations will be sufficient to meet our working capital needs and capital expenditures through the next fiscal year. However we may choose to raise additional cash through the sale of equity or debt prior to such time. We have no plans to pay dividends with respect to Common Stock in the foreseeable future.

Subsequent events

    In July 2000, the Company received a $50,000 advance from a lender. The Company expects the advances to be classified as a convertible debenture, however, the Company is still negotiating the terms of repayment, conversion price, and the interest rate with the lender.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

Revenues

    During the fiscal year ended June 30, 1999, revenues were $828,331 as compared to $866,967 for the fiscal year ended June 30, 1998, representing a decline in revenue of $38,636 for the fiscal year ended 1999. The Company's statement of operations for the fiscal year ended June 30, 1999 reflects a net loss of $290,173, compared to a net loss of $66,990 for the fiscal year ended 1998.

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

Operating Cost and Expenses

    Cost of sales has decreased as the Company has made every effort to acquire pagers, wire service and satellite fees at lower costs. Advertising costs have increased in an effort to explore new marketing venues for the Company. This policy was aggressively pursued in 1998 under the supervision of new management. Salaries and wages increased in 1998 most notably due to the addition of temporary staff members. Rent has increased due to an expansion in the Company's offices.

RESULTS OF OPERATIONS FOR THE THREE, SIX AND NINE MONTH PERIODS ENDED SEPTEMBER 30, AND DECEMBER 31, 1999, AND MARCH 31, 2000 COMPARED TO THE THREE, SIX AND NINE MONTH PERIODS ENDED SEPTEMBER 30, AND DECEMBER 31, 1998, AND MARCH 31, 1999

    This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three, six and nine months ended September 30 and December 31, 1999 and March 31, 2000, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth under
Note 13 of the Company's June 30, 2000 Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

    The data has been derived from the unaudited condensed consolidated financial statements contained in the June 30, 2000 Financial Statements included in this Form 10-K which, in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period.

                                      12
>PAGE>

                                   Three, six, and nine month periods ended

                           September 30, 1999  December 31, 1999  March 31, 2000
                              (unaudited)         (unaudited)      (unaudited)
Results of Operations Data
    Operating Revenue         $ 150,621          $ 338,873          $ 567,012
    Net Income (Loss)          (196,841)          (206,878)          (208,747)
    Net Income (Loss)
     Per Common Share
     Outstanding                   (.05)              (.05)              (.05)

Balance Sheet Data
    Working Capital (deficit)  (240,344)          (250,656)         (251, 795)
    Total Assets                249,653            232,914            251,957
    Total Liabilities           461,571            454,869            475,782

    Stockholders' Equity
     (deficit)                 (211,918)          (221,955)          (223,825)

    Long-term Debt                    0                  0                  0

Revenues

    Operating revenues for the three, six and nine months ended September 30 and December 31, 1999 and March 31, 2000 were $150,621, $338,873 and $567,012, respectively, compared with $217,410, $459,773, and $670,275 for the three, six and nine months ended September 30 and December 31, 1998, and March 31, 1999, respectively.

    The Company's Statement of Operations reflects net losses of $196,841, $206,878 and $208,747 for the three, six and nine months ended September 30 and December 31, 1999 and March 31, 2000, respectively, compared with net losses of $75,128, $96,270, and $116,750 for the three, six and nine months ended September 30 and December 31, 1998, and March 31, 1999, respectively. The drop in revenues from the corresponding periods for the fiscal year ended June 30, 1999 was primarily due to a decrease in revenues generated by the Company's distributors. Front Page revenues have dropped as competition from large and well known firms increases, and the ready availability of the information from different media such as the Internet.

Operating Cost and Expenses

    Cost of revenue consists primarily of the cost of data acquired from information service providers, wire services, wireless and satellite connectivity. Cost of revenue has increased to $56,785, $107,532 and $190,442 for the three, six and nine months ended September 30 and December 31, 1999 and March 31, 2000, respectively, compared with $61,983, $108,375, and $176,247 for the three, six and nine months ended September 30 and December 31, 1998, and March 31, 1999, respectively. The increase from the corresponding periods for the fiscal year ended June 30, 1999 was primarily due to the higher cost charged by information service providers and the higher wireless carrier charges for the upgraded service we are now offering.

General and administrative expenses

    General and administrative expenses consist primarily of personnel and related costs and administrative expenses including rent, utilities and postage, as well as marketing. General and administrative expenses have decreased for the three, six and nine months ended September 30 and December 31, 1999 and March 31, 2000 to $184,774, $330,649 and

$473,882 respectively compared with $244,686, $467,676, and $639, 812 for the three, six and nine months ended September 30 and December 31, 1998, and March 31, 1999, respectively. Salaries and wages decreased during the fiscal period as a result of austere salary and expense control programs.

Liquidity and Capital Resources

    We had working capital deficits of $240,344, 250,656, and 251,795 for the three, six and nine months ended September 30 and December 31, 1999 and March 31, 2000, respectively, compared with working capital of $44,879, $22,640, and $863 for the three, six and nine months ended September 30 and December 31, 1998, and March 31, 1999, respectively.

    Cash provided from operations was $2,782, $5,924 for the three and nine months ended September 30, 1999 and March 31, 2000 whereas cash used from operations was $2,403, for the six months ended December 31, 1999, compared with cash used by operations of $89,778, $103,494, and $113,751 for the three, six and nine months ended September 30 and December 31, 1998, and March 31, 1999.

Impact of Recently Issued Standards

    In Fiscal 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Subsequently, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which amends the effective date of FASB133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe the adoption of FASB133 will have amaterial impact on its financial statements.

    In December 1999, the Securities and Exchange Commission (SEC) released Staff Accunting Bulletin No. 101 (SAB101) "Revenue Recognition In Financial Statements". SAB101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria; persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999 and March 15, 2000, may report any resulting change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company does not believe that the adoption of SAB101 will have a material effect on its financial position or result of operations.

ITEM 7A.  RISK FACTORS

    There are many factors that affect the Company's business and the results of its operations, some of which are beyond the control of the Company. The following is a description of some of the important factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

Our operating results may fluctuate from quarter to quarter.

    Our future quarterly operating results may vary, and we could experience reduced levels of earnings or losses in one or more quarters. Fluctuations in our quarterly operating results could result from a variety of factors, including:

      - Changes in the demand for our services
      - Changes in our pricing policies or those of our competitors
      - Market acceptance of new and enhanced versions of our services
      - Changes in operating expenses
      - Changes in our strategy
      - Introduction of alternative technologies and applications by our competitors
      - Effect of potential acquisitions
      - Industry and general economic factors

    The Company experiences some seasonal trends in the sale of its services. For example, sales are often stronger during the football season in the Company's second and third fiscal quarter. Historically, the net result of seasonal trends has not been material relative to the company's overall results of operations, but many of the factors that create and affect seasonal trends are beyond the Company's control.

    We have limited or no control over many of these factors. Due to all of these factors and other risks discussed in this report, your period-to-period comparisons of our results of operations may not reflect our future performance.

Our services are evolving, and we cannot be sure they will be successful.

    We are continuing to expand our market penetration through marketing initiatives and the breadth of services namely through our contemplated Internet initiative. In particular, we will continue to market our products directly to our subscribers and we are developing a network of wireless resellers that will serve as distributors. As a result, we cannot be sure that we will achieve the necessary market penetration and distinguish our services and Internet offering from the technologies and applications presented by our competitors.

    The implementation of our Internet initiative has and is expected to continue to require significant investment of both financial and management resources, and the expenses related to our Internet initiative have had and we expect will continue to have an adverse impact on our operating results and earnings for the near term. We expect that our operational and development costs related to our Internet initiative will increase significantly as we invest in infrastructure and product development, and increase the sales and marketing efforts. We do not expect to derive significant revenue from these services in the near future. The success of the Internet initiative will require, among other things, broad market acceptance by our existing and future customers. If the Internet initiative does not generate sufficient revenues to achieve and maintain profitability, our investment could adversely affect our operating results and earnings in future quarters. If our operating results and earnings fall below the expectations of public market analysts and investors, the trading price of our Common Stock is likely to decline.

The success of our business depends on our customers' continuing acceptance of our services.

    Currently, our revenues are derived from the use of information services. As a result, the success of our business depends upon:

    - Our ability to attract new customers and their acceptance of our current and future service offerings
    - Our current customers' adoption and acceptance of additional services that we currently offer and will offer in the future

    If we are unable to increase customer acceptance of our current service offerings and achieve market acceptance of our future service offerings, our business, financial condition, and results of operations will be materially adversely affected.

The market for sports information services is intensely competitive.

    We compete with a number of companies providing information services as well as companies providing sports and news information as collateral content to their primary offerings. We believe the principal factors on which we compete include:

    - Breadth and quality of services
    - Price
    - Customer base
    - Customer service and support
    - Focus, presence and knowledge
    - Convenience
    - Interactivity

    Our industry is characterized by continuing improvements in technology, which result in the frequent introduction of new products, and channels. While the Company believes that its strategy and practices afford it an inherent competitive advantage over some of its competitors, new players, applications and technology present some of the greatest challenges.

    We expect competition to increase as more companies enter the market and existing competitors continue to change and expand their service offerings. In addition, consumer portals are also significant competitors to our services. Some of our potential competitors have longer operating histories, larger customer bases, and greater brand recognition in electronic markets than we do. As a result, some of our competitors with other revenue or investment sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to product development and service offerings than we can, which may adversely affect our business.

New technology could make our existing services obsolete.

    The market for information services is characterized by rapidly changing technology and continuously evolving standards. To be successful, we must adapt by continually improving the performance, features, and reliability of our services or else our services may become obsolete. We cannot assure you that we will be able to respond in a timely manner to technological changes. The ability of competitors to incorporate evolving standards and technologies successfully into new services may make our services noncompetitive. Technological changes could force us to lower the price of our services. If we fail to adapt to or incorporate new standards or technology, it may have a material adverse effect on our business and results of operations.

We may not be able to effectively manage our growth.

    Maintaining profitability during a period of expansion will depend, among other things, on our ability to manage effectively our operations. If we are unable to manage our growth effectively, it may have a material adverse effect on our business and results of operations.

Our success depends upon our ability to attract, train and retain key personnel.

    Our success depends significantly upon the performance of our executive officers and other key employees. We also need to attract, train, retain, and motivate technical, managerial, and marketing personnel. Competition for qualified personnel is intense. We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. If we lose key personnel or fail to recruit necessary additional personnel, our business and results of operations may be materially adversely affected.

Our success depends in part on our ability to introduce new services in a timely manner.

    Our future growth depends on our successful and timely introduction of new services in existing and emerging markets. We cannot assure you that we will successfully complete development or that if such development is completed, our planned introduction of these services will gain market acceptance or will meet the technical or other requirements of potential customers. We increasingly rely on the Internet for the growth of the market for our service. This depends upon our timely delivery of an efficient Internet service as well as to our individual customers' acceptance of our services. Delays in implementation or the unsuccessful execution of our marketing initiatives could hinder our business and our results of operations may suffer.

Future acquisitions or investments could adversely affect our results of operations.

    We have made acquisitions in the past and we expect to acquire complementary businesses or technologies in the future. The success of any acquisition will depend upon, among other things, our ability to:

    - Identify and evaluate the proposed acquisition of complementary businesses or technologies
    - Complete the acquisition on reasonable terms
    - Obtain any necessary financing
    - Integrate effectively the acquired personnel, operations or  technologies
    - Retain customers and motivate key personnel

    An acquisition could cause a distraction of our management and employees, an increase in our expenses, an assumption of additional debt, and/or an issuance of equity which could be dilutive to existing stockholders, and expose us to the risk that we will fail to successfully implement the acquisition. This may materially and adversely affect our results of operations and financial condition.

Our stock price may fluctuate substantially.

    The market price of our common stock has fluctuated significantly. The market price of our common stock could be subject to significant fluctuations in the future based on factors including:

    - Announcements of new services by us or by our competitors
    - Fluctuations in our quarterly financial results
    - Fluctuations in our competitors' quarterly financial results
    - Changes in analysts' estimates of our financial performance or our failure to meet these estimates
    - Conditions in the internet commerce, information services, and high technology industries
    - Conditions in the financial markets

    The stock market in general has experienced extreme price and volume fluctuations which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Financial Statements commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective April 21, 1999, Joseph Zerga, Ltd., the Registrant's Certifying Accountant, resigned. Joseph Zerga, Ltd.'s reports for the last two years of its engagement as auditors of the Company have not contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Nor has there been any disagreement with Joseph Zerga, Ltd. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. In November 1999, Hein + Associates LLP, Certified Public Accountants (Hein), were engaged to serve as the Registrant's new auditors. The election of Hein, was approved by the Board of Directors of the Registrant. Prior to hiring Hein, neither management nor anyone acting on its behalf consulted Hein during our two most recent fiscal years or the subsequent interim periods.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth-certain information regarding each director and executive officer of the Company:

Name                      Age                 Position
____                     _____               __________

Frank H. DeRenzo          64        President and Director
Kevin Persinger           32        Vice President of Operations and Director
Robert Muniz              47        Secretary, Treasurer and Director

    The Directors of the Company are elected to hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. Officers of the Company serve at the discretion of the Board of Directors and are appointed by the Board of Directors.

    Frank H. DeRenzo was elected President and Director of the Company on March 20, 1998. From May of 1997 to March 26, 1999, Mr. DeRenzo served as President and Director of Maven Enterprises, Inc. of Las Vegas, NV, a media company within the gaming industry. Since 1989, he has been Vice-President of gaming sales for Trans-Lux Corporation, the leading manufacturer of LED Displays worldwide, and is responsible for sports and race book contracts. From 1987 to 1989, he was President of Intermark Imagineering, Inc. (manufacturer of computerized Keno systems). From 1984 to 1987, he was Vice President of Sports Form, Inc. (satellite broadcast of horse racing), From 1984 to 1987, he was Vice-President of Satellite Simulcast Service, Inc. (transmission and encryption services to racetracks).

    Kevin Persinger was elected as Director of the Company on March 10, 1995. Kevin Persinger joined the Company on September 18, 1990 as Computer Operator and was promoted to Computer Programmer. He holds an associate degree in Business Information Systems.

    Robert Muniz was re-appointed as a Director of the Company on April 1, 1999. From March 20, 1998 to July 1, 1998, Mr. Muniz was a Director of the Company. Mr. Muniz has been in the gaming industry for over 20 years. From 1978 to the present he has been the Race Book Manager at the Barbary Coast & Casino in Las Vegas, Nevada; the Race Book Manager at the Gold Coast Hotel & Casino; and the Director of Race Book Operations for Coast Resorts, Inc.. Mr.Muniz has served as a consultant to Hyatt regency, Riveria Hotel & Casino, Las Vegas Dissemination Company and the University of Arizona's Race Track Industry Program. He also assisted in the establishment of the Nevada Pari-Mutuel Association.


ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the total compensation paid by the Company for its fiscal year ending June 30, 2000, to each of the executive officers of the Company. During the fiscal years ending June 30, 2000, 1999, and 1998 no Executive Officer or Director of the Company received cash remuneration in excess of $60,000. There are no standard arrangements for the compensation of directors.

                                           Annual Compensation    Long Term
Name                                       Year Ended June 30    Compensation
                                                                  Restricted
                                           2000   1999   1998   Stock Awards (#)


Frank H. DeRenzo Director/President
                                         $30,000  $25,900  $3,400   1,000,000

Kevin Persinger Director/VP Operations   $40,000   39,971  33,850     100,000

Robert Muniz Director/
Secretary-Treasurer                            -        -       -     100,000

Tom Neavitt (i)
Director/Secretary                        $1,000    8,000       -           -

    (i) On January 12, 2000, Mr. Tom Neavitt resigned as a Director and the Secretary/Treasurer of the Company.


                      OPTION GRANTS IN FISCAL YEAR 2000

    The following table provides information relating to stock options to purchase Common Stock granted to each of the executive officers named in the compensation table above during our fiscal year ended June 30, 2000. None of these options were granted under our Employee Stock Option Plan. Options granted have a term of 10 years and vest automatically upon their grant.

    The exercise price of the options we granted is greater than the fair market value of our Common Stock based on the closing sales price of our Common Stock in trading on the Nasdaq Bulletin Board on the trading day prior to the date of grant. The exercise price may be paid by cash or check. Under this program, the optionee may provide irrevocable instructions to sell the shares acquired on exercise and to remit to us a cash amount equal to the exercise price and all applicable withholding taxes.

    We have extended our Employee Stock Option Plan to 2010. Currently no options have been issued under the Employee Stock Option Plan.

    The potential realizable value of options is calculated by assuming that the price of our Common Stock increases from the exercise price at assumed rates of stock appreciation of 5% and 10%, compounded annually over the 10 year term of the option, and subtracting from that result the total option exercise price. These assumed appreciation rates comply with the rules of the Securities and Exchange Commission and do not represent our prediction of the performance of our stock price.

                           Indiviaual Grants                                   Potential Residual
                                                                                Value at Assumed
                      Number of                                                 Annual Rates of
                     Securities                                                   Stock Price
                         of          Percentage    Exercise                       Appreciation
                     Underlying       of Total    Price per    Expiration         Option Term
  Name                 Grant           Grants      Shares         Date         5%            10%
_______            ____________     __________    _________      ______      ________________________
Frank H. DeRenzo    1,000,000         83.33         0.04        5.11.10       $ 25,880       $ 68,281
Kevin Persinger       100,000          8.33         0.04        5.11.10          2,588          6,828
Robert Muniz          100,000          8.33         0.04        5.11.10          2,588          6,828
Tom Neavitt (i)             -             -            -


    (i) On January 12, 2000, Mr. Tom Neavitt resigned as a Director and the Secretary/Treasurer of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

    The persons set forth on the chart below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Stock:

     Name/Address              Number of Shares              Percentage
    _______________           ___________________            ____________

Cede & Company (i)                 1,039,553                    21.6%
P.O. Box 20
Bowling Green Station
New York, NY 10004

Frank DeRenzo                      2,342,013                    48.7%
3900 Paradise Road,
Suite 201
Las Vegas, NV
89109


    (i) CEDE & Company is a nominee for Depository Trust Company. The Company has been unable to determine how many shareholders this represents.


Security Ownership of Management.

    Information concerning the number and percentage of shares of the Company's outstanding Common Stock beneficially owned by Officers and Directors is set forth on the chart below.



     Name/Address                   Number of Shares              Percentage
    _______________                ___________________            ____________

Frank DeRenzo                           2,342,013                     48.7%
3900 Paradise Road,
Suite 201
Las Vegas, NV
89109

All Officers & Directors as a group     2,346,513                     48.8%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the year ended June 30, 2000, the President converted $10,000 in principal outstanding at June 30, 1999 and an additional $10,000 in principal loaned to the Company during the 2000 fiscal year into 500,000 shares of common stock at the current market price on the date of conversion. Accrued interest, at June 30, 2000, on the converted notes was paid in cash to the officer subsequent to year end and not included as part of the conversion.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) Items filed as part of report:

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

(b)  Reports on Form 8-K

    We filed two current Reports on Form 8-K on May 3, 2000 announcing the resignation of Joseph Zerga, Ltd. as our certifying accountant on May 17, 1999, and the engagement of Hein + Associates, LLP to serve as our new auditors.


                                  SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized. On this October 12, 2000.


                              Beeper Plus, Inc.
                                (Registrant)


                              /S/ Frank DeRenzo


                                Frank DeRenzo
                                  President

    In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


        Signature                     Title

        /S/ Frank DeRenzo             President and Director
        Frank DeRenzo

        /S/ Kevin Persinger           Vice President of Operations and Director
        Kevin Persinger

        /S/ Robert Muniz              Director, Secretary-Treasurer
        Robert Muniz

                              Beeper Plus, Inc.

                            Financial Statements
                            FOR THE YEARS ENDED

                        June 30, 2000, 1999 and 1998


                        INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report - HEIN + ASSOCIATES LLP........................ F-2

Independent Auditor's Report - Joseph F. Zerga, Ltd......................... F-3

Balance Sheets, June 30, 2000 and 1999...................................... F-4

Statements of Operations, For the Years Ended June 30, 2000, 1999 and 1998.. F-5

Statement of Stockholders' Equity (Deficit), For the
  Years Ended June 30, 2000, 1999 and 1998.................................. F-6

Statements of Cash Flows, For the Years Ended June 30, 2000, 1999 and 1998.. F-7

Notes to Financial Statements............................................... F-8

Schedule I - Valuation and Qualifying Accounts, For the Years
  Ended June 30, 2000, 1999 and 1998........................................ S-1

                         INDEPENDENT AUDITOR'S REPORT
                         ____________________________

To the Stockholders and Board of Directors
Beeper Plus, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Beeper Plus, Inc. as of June 30, 2000 and 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beeper Plus, Inc. as of June 30, 2000 and 1999 and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations in each of the past two years and has an accumulated deficit as of June 30, 2000 of $1,241,196, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in
Note 3. These financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Our audits referred to above include audits of the financial statement schedule listed under Item 14(a) of Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.

/s/HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
September 14, 2000

Joseph F Zerga, Ltd
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702) 732-2775

                         INDEPENDENT AUDITORS' REPORT
                         ____________________________


To the Board of Directors
Beeper Plus, Inc.
Las Vegas, Nevada


We have audited the accompanying statements of operations, stockholders' equity (deficit), and cash flows of Beeper Plus, Inc. for the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Beeper Plus, Inc. for the year ended June 30, 1998, in conformity with generally accepted accounting principles.


/s/Joseph F Zerga, Ltd


Las Vegas, Nevada
October 16, 1998

                               BEEPER PLUS, INC.

                                BALANCE SHEETS


                                                              JUNE 30,
                                                       _______________________
                                                        2000           1999
                                                       _______________________
                                    ASSETS
CURRENT ASSETS:
  Cash                                               $   35,220     $   32,846
  Restricted certificate of deposit                     160,000        160,000
  Accounts receivable, net of allowance for
    doubtful accounts of $53,511 and $59,000
    in 2000 and 1999, respectively                        7,844          6,013
  Inventories                                                 -            696
  Prepaid expenses and other current assets               3,978              -
                                                      __________    __________
         Total current assets                           207,042        199,555


FURNITURE, FIXTURES AND EQUIPMENT, net of accumulated
  depreciation and amortization of $283,796
  and $279,012 in 2000  and 1999, respectively           12,368         14,072

OTHER ASSETS                                             14,050         14,850
                                                      __________    __________

TOTAL ASSETS                                         $  233,460     $  228,477
                                                     ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Note payable                                       $  159,931     $  159,931
  Accounts payable                                       69,950         28,101
  Accrued compensation and related expenses              85,307         63,555
  Deferred service revenue                              111,797         70,803
  Loans from related parties                             16,000         26,000
  Other current liabilities                              23,211          1,170
                                                     __________     __________

         Total current liabilities                      466,196        349,560
                                                     __________     __________

COMMITMENTS (NOTE 11)

STOCKHOLDERS EQUITY' EQUITY (Deficit):
   Common stock, par value $.01 per share;
     10,000,000 authorized shares; issued
     and outstanding 4,788,000 and 4,288,000
     at December 31, 2000 and 1999, respectively.        47,880         42,880
   Additional Paid in Capital                           963,950        948,950
   Accumulated Deficit                               (1,241,196)    (1,003,546)
   Treasury Stock, at cost; 5,000 shares                 (3,370)        (3,370)
   Note Receivable, stockholder,                              -       (105,997)
                                                     ___________    ___________

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (232,736)      (121,083)
                                                     ___________    ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $  233,460     $  228,477
                                                     ===========    ===========

             See accompanying notes to these financial statements

                               BEEPER PLUS, INC.

                           STATEMENTS OF OPERATIONS

                                                      FOR THE YEARS ENDED
                                                            JUNE 30,
                                                    ______________________
                                                   2000       1999      1998
                                                 _______     _______    ______

SERVICE REVENUES                              $  755,511  $  828,331  $ 866,967
                                              __________  __________  _________

OPERATING COSTS AND EXPENSES:
  Cost of Revenues                               321,041     211,775    267,281
  General and administrative expenses            559,032     806,077    680,557
  Impairment of note receivable, stockholder     105,997          -          -
                                              __________  __________  _________


         TOTAL OPERATING COSTS AND EXPENSES      986,070   1,017,852    947,838
                                              __________  __________  _________


LOSS FROM OPERATIONS                            (230,559)   (189,521)   (80,871)
                                              __________  __________  _________
OTHER INCOME (EXPENSE):

  Interest income and other                        9,861      18,151      6,256
  Interest expense                               (16,952)    (10,653)         -
                                              __________  __________  _________

  TOTAL OTHER INCOME (EXPENSE)                    (7,091)      7,498      6,256
                                              __________  __________  _________

LOSS BEFORE INCOME TAX                          (237,650)   (182,023)   (74,615)
                                              __________  __________  _________

INCOME TAX BENEFIT (EXPENSE)                           -    (108,150)     7,625
                                              __________  __________  _________

NET LOSS                                      $ (237,650) $ (290,173) $ (66,990)
                                              ==========  =========== =========

BASIC AND DILUTED LOSS PER SHARE              $    (0.06) $    (0.07) $   (0.02)
                                              ==========  ==========  =========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                            4,297,975   4,288,000   4,288,000
                                              ==========  ==========  ==========

             See accompanying notes to these financial statements

                                BEEPER PLUS, INC.

                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED JUNE 30, 2000, 1999 and 1998

                                                                                             NOTE          TOTAL
                                     COMMON STOCK      PAID IN   ACCUMULATED    TREASURY   RECEIVABLE    STOCKHOLDERS'
                                  ___________________
                                  SHARES      AMOUNT   CAPITAL   (DEFICIT)      STOCK     STOCKHOLDER   EQUITY (DEFICIT)
                                  ______________________________________________________________________________________

BALANCES, June 30, 1997           4,288,000  $ 42,880  $ 948,950  $  (646,383)  $     -   $        -    $  345,447

  Net loss                                -         -          -      (66,990)        -            -       (66,990)
                                  _________  ________  _________   ___________   _______   _________     __________

BALANCES, June 30, 1998           4,288,000    42,880    948,950     (713,373)        -            -       278,457

  Note receivable, stockholder            -         -          -            -         -     (105,997)     (105,997)

  Repurchase of treasury stock            -         -          -            -     (3,370)          -        (3,370)

  Net loss                                -         -          -     (290,173)         -           -      (290,173)
                                  _________    ______    _______   ___________    _______   _________      ________

BALANCES, June 30, 1999           4,288,000    42,880    948,950   (1,003,546)    (3,370)   (105,997)     (121,083)


  Conversion of note payable to
     related party                  500,000     5,000     15,000            -          -           -        20,000

  Impairment of note receivable,
     stockholder                          -         -          -            -          -     105,997       105,997

  Net loss                                -         -          -     (237,650)         -           -      (237,650)
                                 __________  ________  _________   ___________   _______     _______     __________

BALANCES, June 30, 2000           4,788,000  $ 47,880  $ 963,950 $ (1,241,196)  $ (3,370)   $      -    $ (232,736)
                                 ==========  ========  =========   ===========   =======     =======     ==========

                                      F-6

              See accompanying notes to these financial statements

                                BEEPER PLUS, INC.

                            STATEMENTS OF CASH FLOWS


                                                  FOR THE YEARS ENDED JUNE 30,
                                                _______________________________
                                                2000         1999       1998
                                                _______________________________

CASH FLOW FROM OPERATING ACTIVITIES:

  Net loss                                  $ (237,650)  $ (290,173)  $ (66,990)
  Adjustments to reconcile net loss to
    net cash used in operations:
    Depreciation and amortization                5,584        6,812      16,003
    Bad debt expense                             2,647            -      11,000
    Deferred tax expense                             -      108,150      (7,625)
    Impairment of note receivable,
      stockholder                              105,997            -           -

  (Increase) decrease in:
     Restricted cash                                 -     (160,000)          -
     Accounts Reveivable                        (4,478)      21,225      (4,567)
     Inventories                                   696        7,730       6,279
     Prepaid expenses and other
       current assets                           (3,978)      12,915      (6,814)
  Increase (decrease) in:
     Accounts Payable                           41,850       23,215       3,829
     Accrued compensation and
       related expenses                         21,752       62,138     (11,202)
     Deferred service revenue                   40,993      (44,772)     48,442
     Other current liabilities                  22,041            -           -
                                                _______    ________     ________

     Net cash used in operating activities      (4,546)    (252,760)    (11,645)
                                                _______    ________     ________

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures
     and equipment                              (3,080)      (1,680)     (7,254)
  Note receivable, stockholder                       -     (105,997)          -
                                                _______    ________     ________

     Net cash used in investing activities      (3,080)    (107,677)     (7,254)
                                                _______    ________     ________

CASH FLOW FROM FINANCING ACTIVITIES:
  Principle paid to related parties                  -            -     (10,000)
  Amounts advanced from related parties         10,000       10,000           -
  Purchase of Treasury Stock                         -       (3,370)          -
  Proceeds from issuance of note payable             -      159,931           -
                                                _______    ________     ________
     Net cash provided by (used in)
       financing activities                     10,000      166,561     (10,000)
                                                _______    ________     ________

NET INCREASE (DECREASE) IN CASH                  2,374     (193,876)    (28,899)

CASH, beginning of period                       32,846      226,722     255,621
                                                _______    ________     ________

CASH, end of period                          $  35,220   $   32,846   $ 226,722
                                             =========    =========    =========
     SUPPLEMENTAL DISCLOSURES:
  Interest paid                              $  16,952   $    9,483   $       -
                                             =========    =========    =========
  Income taxes paid                          $     763   $        -   $       -
                                             =========    =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of note payable to related party
   to stock                                  $  20,000   $        -   $       -
                                             =========    =========    =========
                                      F-7

              See accompanying notes to these financial statements

                                 BEEPER PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          _____________________________

1.  ORGANIZATION AND NATURE OF OPERATIONS:
    _____________________________________

    Beeper Plus, Inc. ("the Company") was incorporated under the laws of the State of Nevada on March 25, 1986. On March 31, 1986, the Company acquired Dial-A-Score, Inc. a Nevada corporation.

    The Company disseminates sports and news information directly to customers nationwide through hand held pagers by utilizing contracted paging services. The Company also utilizes independent distributors to provide information to clients within the United States.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    __________________________________________

    Cash equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    Furniture, Fixtures, and Equipment - Furniture, fixtures and equipment are stated at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives (ranging from 5 to 7 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

    Impairment of Long-Lived and Intangible Assets - In the event that facts and circumstances indicate that the cost of long lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value or discounted cash flow value is required.

    Revenue Recognition and Deferred Revenue - Revenue is recognized as services are provided. Deferred revenue results from the cash received from customers for the prepayment of services to be provided.

    Accounting Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

    The Company's financial statements are based upon a number of significant estimates, including the recovery of receivables, estimated lives of furniture, fixtures and equipment and realization of deferred tax assets. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

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

                                 BEEPER PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          _____________________________

    conditions described below. In accordance with FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" the credit risk amounts shown do not take into account the value of any collateral or security.

    The Company operates primarily in one industry segment with customers located primarily in the Northwest United States, California, and Nevada. Financial instruments that subject the Company to credit risk consist principally of accounts and notes receivable. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company also maintains allowances for potential losses on uncollectibility of accounts receivables as needed, and such losses have been consistent with Management's estimates.

    Fair Value of Financial Instruments - The estimated fair values for financial instruments under FAS No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of the notes payable is based on borrowing rates that are available to the Company for loans with similar terms, collateral, and maturity. The estimated fair value of the accounts receivable and payable approximate their carrying values.

    Advertising - The Company expenses advertising when incurred. Advertising expense for the fiscal years ended June 30, 2000, 1999 and 1998 is $8,228, $20,867, and $11,964, respectively.

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

    Earnings per Share - Basic earnings per share excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period.
    Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents for the years ended June 30, 2000, 1999 and 1998 were anti-dilutive and excluded in the earnings per share computation.

    Impact of Recently Issued Standards - In Fiscal 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Subsequently, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which amends the effective date of

                                 BEEPER PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          _____________________________

    FASB133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe the adoption of FASB133 will have a material impact on its financial statements.

    In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB101) "Revenue Recognition In Financial Statements". SAB101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria; persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999 and March 15, 2000, may report any resulting change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company does not believe that the adoption of SAB101 will have a material effect on its financial position or result of operations.

    Stock-Based Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. In accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB123), the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transaction in equity instruments with non-employees for goods or services have been accounted for using the fair value method prescribed by FASB123.

    Reclassifications - Certain reclassifications have been made to prior year financial statements to conform with the current presentation. Such reclassifications had no effect on net loss.


3.  BASIS OF PRESENTATION:
    _____________________

    As shown in the accompanying financial statements, the Company has reported net losses of $237,650, $290,173 and $66,990, respectively for the years ended June 30, 2000, 1999 and 1998 resulting in an accumulated deficit of $1,241,196 at June 30, 2000. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

    The Company's ability to continue as a going concern is ultimately dependent on its ability to obtain additional financing and to control costs and generate sufficient revenues to obtain profitable operations. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

4.  RESTRICTED CERTIFICATE OF DEPOSIT:
    _________________________________

    At June 30, 2000 and June 30, 1999, the Company had a certificate of deposit in the amount of $160,000 which is pledged as security for its note payable (see Note 7) and is subject to withdrawal restrictions.

                                 BEEPER PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          _____________________________


5.  FURNITURE, FIXTURES AND EQUIPMENT:
    _________________________________

    Furniture, fixtures and equipment consisted of:

                                           June 30,
                                        2000       1999
                                        ____       ____

    Office furniture and equipment   $ 156,119   $ 156,119   5 to 7 years
    Computer and related equipment     127,665     124,586   5 to 7 years
                                                             Lower of usefull
    Leasehold improvements              12,380      12,379   life or lease life
                                      ________     _______
    Total furniture, fixtures
      and equipment                    296,164     293,084

    Less: accumulated depreciation
      and amortization                (283,796)   (279,012)
                                      _________   ________
                                     $  12,368   $  14,072
                                      =========   ========

    Depreciation and amortization expense for the years ended June 30, 2000, 1999, and 1998 was $4,784, $6,812, and $16,003, respectively.


6.  NOTE RECEIVABLE, STOCKHOLDER:
    ____________________________

    At June 30, 1999 the Company had a note receivable in the amount of $100,000 (plus $5,997 of accrued interest) due from Maven Properties, Inc. (MPI) which is a related party to Maven Enterprises, Inc., (MEI). MEI was a majority shareholder in the Company owning 45.87% of the common stock outstanding at June 30, 1999. At the time of the transaction the Chairman of the Board and Chief Executive Officer of the Company, who was subsequently relieved of his position with the Company, was also the Chairman of the Board and Chief Executive Officer of MEI and MPI. During the year ended June 30, 2000, the President of the Company personally purchased all of the shares of common stock held by MEI at June 30, 1999.

    The funds were advanced by the Company to settle obligations of MEI. The note bears interest at 8% and was due on November 4, 1998. The Company has reason to believe MEI will not make payment on the note and accordingly, during the year ended June 30, 2000, recorded an impairment charge against the full value of the note receivable plus accrued interest totaling $105,997.

                                 BEEPER PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          _____________________________

7.  NOTE PAYABLE:
    ____________

    At June 30, 2000 the Company had a secured line of credit with Community Bank of Nevada in the amount of $160,000, with a maturity date of August 14, 2001, secured by the certificate of deposit in the amount of $160,000. Borrowings on the line bear interest at 7.25% (payable monthly). At June 30, 2000 and 1999, outstanding borrowings on this line were $159,931. The line of credit agreement contains covenants which restrict the Company from incurring additional debt or utilizing loan proceeds for purposes other than working capital. At June 30, 2000, the Company was in violation of the covenants with respect to use of proceeds.


8.  LOANS FROM RELATED PARTIES:
    __________________________

    Loans from related parties include the following:


                                                                JUNE 30,
                                                           __________________
                                                             2000       1999
                                                           _______     ______
      Notes payable to shareholders, non-interest
         bearing, due on demand, unsecured                $  16,000  $  16,000

      Note payable to officer, interest at 12%,
         due on demand                                            -     10,000
                                                          _________   ________

                                                          $  16,000  $  26,000
                                                          =========  =========

    During the year ended June 30, 2000, the officer converted $10,000 in principal outstanding at June 30, 1999 and an additional $10,000 in principal loaned to the Company during the 2000 fiscal year into 500,000 shares of common stock at the current market price on the date of conversion. Accrued interest, at June 30, 2000, on the converted notes was paid in cash to the officer subsequent to year end and not included as part of the conversion.


9.  STOCKHOLDERS' EQUITY
    ____________________

    In August 1998, the Company repurchased 5,000 shares of its common stock for $3,370.

    On July 13, 2000, the Board of Directors authorized the issuance of 20,135 shares of common stock to all employees currently employed as of June 30, 2000 for their continued dedication and loyalty to the Company. Compensation expense of $1,409 was recognized in the year ended June 30, 2000. The shares were issued to the employees subsequent to June 30, 2000.

    Stock Options
    _____________

    In April 1989, the Company adopted the 1989 Employee Stock Option Plan (the
Plan) covering 500,000 shares. Under the plan, the Company can grant employees non-statutory, incentive, or performance based stock options. The price of the options granted pursuant to the plan shall not be less than 100% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant. Prices for options granted to employees who own greater than 10% or more of the Company's stock is at least 110% of the market value at date of grant. At June 30, 2000 and 1999, no options were outstanding under the Plan.

                                 BEEPER PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          _____________________________

    In May 2000, the Company granted non-plan options to purchase 1,200,000 shares of common stock to the current Directors of the Company. The options were granted with an exercise price of $0.04 per share which is greater than the market price on the date of grant. The options vested immediately and expire in 2010.

    As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FASB123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in 2000 consistent with provisions of FASB 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts indicated below:


                                                        June 30,
                                                          2000
                                                        ________

        Net Loss                                     $  (261,660)
                                                     ============
        Basic and diluted net loss per common share  $     (0.06)
                                                     ============


    No options were granted or outstanding during the year ended June 30, 1999 and 1998. The fair value of each option issued during June 30, 2000 was estimated on the date of grant using the Black-Scholes options-pricing model using the following assumptions: a risk free interest rate of 6.32%, expected live of two years, dividend yield of 0%, and expected volatility of 682.7%. The weighted average fair value of the options granted for the year ended June 30, 2000 was $0.02 per share.


10. INCOME TAXES:
    _____________


    Income tax expense (benefit) is comprised of the following:


                                        YEAR ENDED JUNE 30,
                             _______________________________________

                                 2000           1999          1998
                             __________      _________     ________

                Current       $       -      $       -     $      -

        Deferred                      -        108,150       (7,625)
                             __________       ________     _________

        INCOME TAX
        EXPENSE (BENEFIT)     $       -      $ 108,150     $ (7,625)
                             ==========      =========     =========

    Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax as a result of changes in valuation allowances on deferred tax assets.

                                 BEEPER PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          _____________________________

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                          JUNE 30,
                                                    _______________________

                                                    2000            1999
                                                    ______          ______
   Current deferred tax assets:
     Allowances for doubtful accounts              $ 18,194       $ 20,100
     Deferred compensation and accrued vacation      29,004         17,800
     Deferred service revenue                        38,011              -
                                                    _______        _______
                                                     85,209         37,900
     Less valuation allowance                       (85,209)       (37,900)
                                                    _______        _______
       Net current deferred tax assets             $      -       $      -
                                                   ========       ========

   Noncurrent deferred tax assets:
       Net operating loss carryforwards             371,355        304,300
       Less valuation allowance                    (371,355)      (304,300)
                                                   ________       ________
         Net noncurrent deferred tax assets        $      -       $      -
                                                   ========       ========

    At June 30, 2000, the Company had net operating loss carryforwards of approximately $1,100,000, which begin to expire in 2011. These net operating losses may be subject to annual limitations imposed by the Internal Revenue Code in the event there is a change in control of the Company.


11. COMMITMENTS:
    ___________

    Operating Leases

    The Company leases office space under a non-cancelable operating lease through June 30, 2001. Additionally, the Company leases certain office equipment under a noncancellable operating lease through April 2002. The future minimum lease payments for the terms of these leases are as follows:

            YEAR ENDED JUNE 30,

                2001                $ 73,400
                2002                   3,800
                                    ________
                                    $ 77,200
                                    ========

    Rent expense was $71,023, $73,838, and $55,509 for the years ended June 30, 2000, 1999 and 1998, respectively.

    Service Contracts

    The Company has service contracts (both written and oral) for satellite, paging, and information services with various vendors. Aggregate monthly payments due under these contracts were approximately $16,000 as of June 30, 2000. These contracts expire at various dates throughout the fiscal year ending June 30, 2001, but provide for automatic annual renewals unless cancelled by either party.

                                 BEEPER PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          _____________________________

    Sales Contracts

    In January 1997, the Company signed a contract with a distributor located in Northern California. This contract superseded a Distributorship Agreement originally signed in November 1987. Beginning in June 1998, the Company makes monthly payments of $16 to the distributor for each active customer in the territory area for a 10 year period. The Distributor is entitled to 32% of additional service fees collected from the customers within the territory. On May 31, 2008, the Company will pay, to the distributor, $100 for each active paging customer inside the territory on that date. The Company's rights, duties and obligations under the contract will terminate at this time.

12. SUBSEQUENT EVENTS
    _________________

    In July 2000, the company received a $50,000 advance from a third party. The Company expects the advances to be classified as a convertible debenture, however, the Company is still negotiating the terms of repayment, conversion price, and the interest rate with the lender.

                                 BEEPER PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          _____________________________

13.  QUARTERLY FINANCIAL STATEMENTS (UNAUDITED):
     __________________________________________

     During the fiscal year ended June 30, 2000, the Company did not file quarterly 10-Q reports as required by the Securities and Exchange Commission. To comply with the filing requirements, the quarterly information is being presented herein as an unaudited footnote to the these audited financial statements.

<CAPTION

                               BALANCE SHEETS

                                                  September 30,       December 31,       March 31,
                                                      1999               1999              2000
                                                 ____________        ____________       __________
                                                  (unaudited)         (unaudited)       (unaudited)

                                    ASSETS
                                    ______
CURRENT ASSETS:
  Cash                                           $     35,199        $     28,187        $   45,691
  Restricted certificate of deposit                   160,000             160,000           160,000
  Accounts receivable, net of allowance
   for doubtful accounts of $59,000                    22,048              12,046            14,316
  Prepaid expenses and other current assets             3,980               3,980             3,980
                                                 ____________           _________         _________
      Total current assets                            221,227             204,213           223,987

FURNITURE, FIXTURES AND EQUIPMENT, net of
  accumulated depreciation and
  amortization of $279,737, $281,090,
  and $282,443, respectively                           13,776              14,251            13,720
OTHER ASSETS                                           14,650              14,450            14,250
                                                 ____________        ____________        __________
TOTAL ASSETS                                     $    249,653        $    232,914        $  251,957
                                                 ============        ============        ==========

<CAPTION

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ______________________________________________

CURRENT LIABILITIES:
  Note payable                                   $    159,931        $    159,931      $    159,931
  Accounts payable                                     28,879              26,136           54,843
  Accrued compensation and related expenses            78,637              80,753           95,328
  Deferred service revenue                            148,969             142,894           110,525
  Loans from related parties                           26,000              26,000            36,000
  Other current liabilities                            19,155              19,155            19,155
                                                   __________          __________        __________
      Total current liabilities                       461,571             454,869           475,782
                                                   __________          __________        __________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock                                         42,880              42,880            42,880
  Additional paid in capital                          948,950             948,950           948,950
  Accumulated deficit                              (1,200,378)         (1,210,415)       (1,212,285)
  Treasury stock, at cost                        $     (3,370)       $     (3,370)     $     (3,370)
                                                 ____________        ____________      ____________

        Total stockholders' equity (deficit)         (211,918)           (221,955)         (223,825)
                                                 ____________        ____________      ____________


TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                             $    249,653        $    232,914       $   251,957
                                                 ============        ============       ===========

                                 BEEPER PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          _____________________________


                             STATEMENTS OF OPERATIONS

                                                  FOR THE THREE, SIX AND NINE MONTH PERIODS ENDED
                                                  _______________________________________________

                                                  September 30,       December 31,       March 31,
                                                      1999               1999              2000
                                                 ____________        ____________       __________
                                                  (unaudited)         (unaudited)       (unaudited)

SERVICE REVENUES                                 $    150,621        $    338,873       $   567,012
                                                 ____________        ____________       ___________

OPERATING COSTS AND EXPENSES:
   Cost of revenues                                    56,785             107,532           190,442
   General and administrative expenses                184,774             330,649           473,882
   Impairment of note receivable, stockholder         105,997             105,997           105,997
                                                 ____________        ____________       ___________
   TOTAL OPERATING COSTS AND EXPENSES                 347,556             544,178           770,321
                                                 ____________        ____________       ___________

LOSS FROM OPERATIONS                                 (196,935)           (205,305)         (203,309)

OTHER INCOME AND (EXPENSES):

  Interest income and other                             3,307               6,707             6,771
  Interest expense                                     (3,213)             (8,280)          (12,209)
                                                 ____________        ____________       ___________

  TOTAL OTHER INCOME (EXPENSE)                             94              (1,573)           (5,438)

NET LOSS                                         $   (196,841)       $   (206,878)      $  (208,747)
                                                 ============        ============       ===========

BASIC AND DILUTED LOSS PER SHARE                 $      (0.05)       $      (0.05)      $     (0.05)
                                                 ============        ============       ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                 4,288,000           4,288,000         4,288,000
                                                 ============        ============       ===========

                                 BEEPER PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          _____________________________


                             STATEMENTS OF OPERATIONS

                                              FOR THE THREE  MONTH PERIODS ENDED
                                              __________________________________
                                                   December 31,       March 31,
                                                       1999            2000
                                              ________________      ____________
                                               (unaudited)           (unaudited)

SERVICE REVENUES                                $   188,252         $   228,139

OPERATING COSTS AND EXPENSES:
   Cost of revenues                                  50,747              82,910
   General and administrative expenses              145,875             143,233
   Impairment of note reveivable, stockholder             -                   -
                                                ___________         ___________

   TOTAL OPERATING COSTS AND EXPENSES               196,622             226,143
                                                ___________         ___________

INCOME (LOSS) FROM OPERATIONS                        (8,370)              1,996

OTHER INCOME (EXPENSE):

  Interest income and other                           3,400                  64
  Interest expense                                   (5,067)             (3,929)
                                                ___________         ___________

  TOTAL OTHER INCOME (EXPENSE)                       (1,667)             (3,865)
                                                ___________         ___________

NET LOSS                                        $   (10,037)        $    (1,869)
                                                ===========         ===========

BASIC AND DILUTED LOSS PER SHARE                $         -         $         -
                                                ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              4,288,000           4,288,000
                                                ===========         ===========

                                 BEEPER PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          _____________________________

                              STATEMENT OF CASH FLOWS

                                                  FOR THE THREE, SIX AND NINE MONTH PERIODS ENDED
                                                  _______________________________________________

                                                  September 30,       December 31,       March 31,
                                                      1999               1999              2000
                                                 ____________        ____________       __________
                                                  (unaudited)         (unaudited)       (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                      $  (196,841)        $   (206,878)      $  (208,747)
   Adjustments to reconcile net loss to
     net cash used in operations:
       Depreciation and amortization                     925                2,478             4,031
       Impairment of note receivable,
         stockholder                                 105,997              105,997           105,997
   (Increase) decrease in:
       Accounts receivable                           (16,035)              (6,033)           (8,303)
       Inventories                                       696                  696               696
       Prepaid expenses and other
          current assets                              (3,980)              (3,980)           (3,980)
   Increase (decrease) in:
       Accounts payable                                  787               (1,957)           26,750
       Accrued compensation and
          related expenses                            15,082               17,198            31,773
       Deferred Service revenue                       78,166               72,091            39,722
       Other current liabilities                      17,985               17,985            17,985
                                                 ___________         ____________       ___________

  Net cash provided by (used in)
      operating activities                             2,782               (2,403)            5,924
                                                 ___________         ____________       ___________

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of furniture, fixtures and equipment        (429)              (2,256)           (3,079)
                                                 ___________         ____________       ___________

      Net cash used in investing activities             (429)              (2,256)           (3,079)
                                                 ___________         ____________       ___________

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of note payable to
      related party                                        -                    -            10,000
                                                 ___________         ____________       ___________

        Net cash provided by (used in)
           financing activities                            -                    -            10,000
                                                 ___________         ____________       ___________

NET INCREASE (DECREASE) IN CASH                        2,353               (4,659)           12,845

CASH, beginning of period                             32,846               32,846            32,846
                                                 ___________         ____________       ___________

CASH, end of period                              $    35,199         $     28,187       $    45,691
                                                 ===========         ============       ===========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                 $     2,043         $      7,110       $    11,039
                                                 ===========         ============       ===========
   Income taxes paid                             $         -         $          -       $         -
                                                 ===========         ============       ===========

                               Beeper Plus, Inc.
         SUPPLEMENTAL SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended June 30, 2000, 1999 and 1998



                                                       ADDITIONS
                                      BALANCE AT       CHARGED TO                   BALANCE AT
                                     BEGINNING OF      COSTS AND                      END OF
DESCRIPTION                             PERIOD         EXPENSES       DEDUCTIONS      PERIOD

For the year ended June 30, 1998
Allowance for doubtful accounts      $  89,000         $   11,000             -      $ 100,000

For the year ended June 30, 1999
Allowance for doubtful accounts      $ 100,000         $        -     $ (41,000)     $  59,000

For the year ended June 30, 2000
Allowance for doubtful accounts      $  59,000         $    2,647     $  (8,136)     $  53,511

                                      S-1