Form 10-Q
period 2000-09-30
BEEPER PLUS INC
filed 2001-04-03
CIK 793595

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the transition period from__________to___________

Commission file number: 33-5516-LA

                              Beeper Plus, Inc.
                              _________________
                (Name of small business issuer in its charter)


            Nevada                                              88-0219239
_______________________________                             ___________________
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


3900 Paradise Road, Suite 201, Las Vegas, Nevada                  89109
________________________________________________                __________
 (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:    (702) 737-5560

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     [X]      No   [ ]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes     [ ]    No    [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 9/30/00 there were 4,788,000 $.01 par value shares:

                              BEEPER PLUS, INC.

                                FORM 10-QSB

                             TABLE OF CONTENTS


                        PART I--FINANCIAL INFORMATION


                                                                        Page
                                                                        ____

ITEM 1. Financial Statements............................................. 3

ITEM 2.	Management's Discussion and Analysis of Financial
          Condition and results of Operations............................ 4


                          PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings................................................ 6

ITEM 2. Changes in Securities............................................ 6

ITEM 3. Defaults Upon Senior Securities.................................. 6

ITEM 4. Submission of Matters to a Vote of Security Holders.............. 6

ITEM 5. Other Information................................................ 6

ITEM 6. Exhibits and Reports on Form 8-K................................. 6

                        PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                              BEEPER PLUS, INC.
                                (UNAUDITED)
                       CONDENSED FINANCIAL STATEMENTS

                             September 30, 2000

                                   INDEX


                                                                          Page
                                                                          ____

Unaudited Condensed Balance Sheets......................................... F-1

Condensed Statements of Operations......................................... F-2

Condensed Statements of Cash Flows......................................... F-3

Notes to Condensed Financial Statements.................................... F-4

                               BEEPER PLUS, INC

                           CONDENSED BALANCE SHEETS



                                                     SEPTEMBER 30,   JUNE 30,
                                                         2000          2000
                                                     _____________   ________
                                                      (Unaudited)


                                    ASSETS
                                    ______

CURRENT ASSETS:

    Cash                                             $    54,731    $    35,220
    Restricted certificate of deposit                    160,000        160,000
    Accounts receivable, less: allowance for
      doubtful accounts of $35,781 and $53,511
      at September 30 and June 30, respectively              -            7,844
    Other current assets                                   1,796          3,978
                                                       _________      _________
         Total current assets                            216,527        207,042


PROPERTY AND EQUIPMENT, net of accumulated
      depreciation of $284,488 and $283,796 at
      September 30 and June 30 2000, respectively         14,638         12,368
OTHER ASSETS                                              13,850         14,050
                                                       _________      _________

TOTAL ASSETS                                         $   245,015    $   233,460
                                                       =========      =========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ______________________________________________

CURRENT LIABILITIES:
    Notes payable                                    $   159,931    $   159,931
    Accounts payable                                      75,039         69,950
    Accrued compensation and related taxes                88,571         85,307
    Deferred service revenue                             140,818        111,797
    Loans from related parties                            16,000         16,000
    Advance from unrelated party                          50,000            -
    Other current liabilities                             24,214         23,211
                                                       _________      _________
         Total current liabilities                       554,573        466,196
                                                       _________      _________


STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.01 par value, 10,000,000
      shares authorized, 4,788,000 shares issued
      and outstanding at September 30 and
      June 30, 2000                                       47,880         47,880
    Additional paid-in capital                           963,950        963,950
    Accumulated deficit                               (1,318,018)    (1,241,196)
    Treasury stock, at cost 5,000 shares                  (3,370)        (3,370)
                                                       _________      _________
         Total stockholders' deficit                    (309,558)      (232,736)
                                                       _________      _________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $   245,015    $   233,460
                                                     ===========    ===========


            See accompanying notes to these financial statements.

                               BEEPER PLUS, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     __________________________
                                                         2000           1999

REVENUES                                             $   227,286    $   150,621
                                                      __________     __________


OPERATING COSTS AND EXPENSES:
    Costs of goods sold                                  127,245         56,785
    Selling, general and administrative                  175,742        184,774
    Impairment of note receivable, stockholder               -          105,997
                                                      __________     __________
         Total costs and expenses                        302,987        347,556
                                                      __________     __________


OPERATING LOSS                                           (75,701)      (196,935)
                                                      __________     __________


OTHER INCOME (EXPENSE):
    Interest income and other                              2,593          3,307
    Interest expense                                      (3,715)        (3,213)
                                                      __________     __________
         Total other income (expense)                     (1,122)            94
                                                      __________     __________

NET LOSS                                             $   (76,823)   $  (196,841)
                                                      ==========     ==========

BASIC AND DILUTED NET LOSS PER SHARE                        (.02)          (.05)
                                                      __________     __________


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          4,788,000      4,288,000
                                                      ==========     ==========


            See accompanying notes to these financial statements.

                              BEEPER PLUS, INC.

                      CONDENSED STATEMENTS OF CASH FLOW
                                 (Unaudited)



                                                        FOR THE THREE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                        ____________________
                                                         2000          1999
                                                        ____________________
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations              $   (76,823)   $  (196,841)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
     Depreciation and amortization                           892            925
     Impairment of note receivable, stockholder              -          105,997
     Changes in operating assets and liabilities:
      Accounts receivable                                  7,844        (16,035)
      Other receivables                                     (767)           -
      Inventory                                              -              696
      Prepaid expenses and other current assets            2,949         (3,980)
      Accounts payable                                     5,089            787
      Accrued compensation and related expenses            3,264         15,082
      Deferred service revenue                            29,022         78,166
      Other current liabilities                            1,003         17,985
                                                      __________     __________
         Net cash provided by (used in)
           operating activities from
            continuing operations                        (27,527)         2,782
                                                      __________     __________


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                   (2,962)          (429)
                                                      __________     __________
    Net cash used in investing activities                 (2,962)          (429)
                                                      __________     __________


CASH FLOWS FROM FINANCING ACTIVITIES:
    Advance from third party                              50,000            -
                                                      __________     __________
    Net cash provided by financing activities             50,000            -
                                                      __________     __________


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      19,511          2,353
CASH AND CASH EQUIVALENTS, beginning of period            35,220         32,846
                                                      __________     __________
CASH AND CASH EQUIVALENTS, end of period             $    54,731    $    35,199
                                                      ==========     ==========


            See accompanying notes to these financial statements.

                              BEEPER PLUS, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


1.  BASIS OF PRESENTATION:
    _____________________

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000.

    In the opinion of management, the unaudited condensed financial statements contain all adjustments considered necessary to present fairly the Company's financial position at September 30, 2000, results of operations for the three months ended September 30, 1999 and 2000, and the cash flows for the three months ended September 30, 1999 and 2000. The results for the period ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001.


2.  ADVANCES FROM THIRD PARTIES:
    ___________________________

    In July 2000, the Company received a $50,000 advance from a third party.
    The company expects the advances to be classified as a convertible debenture; however, the Company is still negotiating the terms of repayment, conversion price, and the interest rate with the lender.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information-General

This report contains a number of forward-looking statements, which reflect Beeper's current views with respect to future events and financial performance including statements regarding Beeper's projections, and the sports paging industry. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof Beeper undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, Beeper's dependence on limited cash resources, and its dependence on certain key personnel within Beeper.

Results of Operations

Beeper generates operating revenues by the dissemination of sports and news information through the utilization of contracted paging services directly to customers nationwide, including Hawaii, Alaska and the Caribbean, through a hand-held alpha-numeric pagers called The Sports Page and The Front Page.
Beeper also utilizes independent distributors to provide The Sports Page to clients in two locations throughout the United States. The distributors in each territory enter into Distribution Agreements, which provide that a percentage or minimum as per their contract of gross revenues earned by the distributor is paid to Beeper. Also pursuant to the Agreement, the distributor is typically required to pay Beeper a minimum monthly fee, thus, Beeper is attempting to ensure a minimum monthly revenue.

For the Quarter ended September 30, 2000, Beeper generated revenues of $227,286, as compared to $150,621 for the quarter ended September 30, 1999, representing an increase of revenues of approximately 51%. This increase was due to the fact that, as Beeper updated their system, their customers were required to purchase
newer model pagers to interface with the new system.   For the quarter ended
September 30, 2000, Beeper sold 550 of the newer model pagers, which carried a higher retail value than the outdated pagers Beeper had previously sold its customers.

The following tables set forth selected information from the Condensed Statements of Operations for the three month periods ended September 30, 2000 and 1999, and Condensed Balance Sheets as of June 30, 2000 and ending September 30, 2000.

Selected Statement of Operations Information

                                           For the Three Month Periods Ended
                                           _________________________________

                                            September              September
                                            30, 2000               30, 1999
                                           (Unaudited)            (Unaudited)
                                           ___________            ___________

Total Revenue                             $   227,286             $   150,621
Total Expenses                                302,987                 347,556
Income (Loss) From Operations                 (75,701)              ( 196,935)
Total Other Income (Expenses)                  (1,122)                     94
Net Profit (Loss)                         $   (76,823)            $  (196,841)

Selected Balance Sheet Information
                                                          As of
                                             September                June
                                             30, 2000               30, 2000
                                             _________              ________

Total Current Assets                        $   216,527           $  207,042
Total Current Liabilities                       554,573              466,196
Total Property & Equipment                       14,638               12,368
Total Liabilities                               554,573              466,196
Total Other Assets                               13,850               14,050
Total Assets                                    245,015              233,460
Net Shareholders' (Deficit)                    (309,558)            (232,736)

Operating expenses were $302,987 for the three months ended September 30, 2000 and $347,556 for September 30, 1999, representing a decrease in operating expenses of $44,569 or approximately 13%.

Net loss from operations decreased by approximately 62% for the three months ended September 30, 2000, at $75,701 as compared to $196,935 at September 30, 1999.

During the three months ended September 30, 2000 there were significant increases in operating expenses due to the cost of goods sold of $127,245 as compared to $56,785 during the three months ended September 30, 1999 or an approximate increase of 44%. This increase was attributed to Beeper's purchase of higher priced, newer model pagers. These pagers were then resold to Beeper's customers in order for them to interface with Beeper's updated system. This action caused Beeper's gross margin on sales, to decrease to 44% for the three months ended September 30, 2000, from 63% for the same three month period in 1999.

Beeper wrote off a note receivable in the amount of $105,997 which was deemed uncollectible in the period ending September 30, 1999.

Liquidity and Capital Resources

For the three month period ending September 30, 2000, Beeper had $54,731 in cash and cash equivalents, as compared to $35,220 for the three month period ending September 30, 1999.

Accounts receivable at June 30, 2000 were $7,844 after the allowance for doubtful accounts of $53,511. The accounts receivable at September 30, 2000 was $0.00 after the allowance for doubtful accounts of $35,781.

Deferred service revenues, an account consisting of unearned deposits and prepayments by customers increased to $140,818 at September 30, 2000 from $111,797 resulting in an increase of $29,021 or 26%.

Net cash used in operating activities for the three months ended September 30, 2000, was $27,527 as compared to net cash of $2,782 for the three months ended September 30, 1999.

Net cash used for investing activities for the three months ended September 30, 2000, was $2,962 as compared to $429 for the three months ended September 30, 1999.

Net cash provided by financing activities for the three months ended September 30, 2000, was $50,000, as compared to $0.00 for the three months ended September 30, 1999.

                          PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         The Company has no legal proceedings in effect.

ITEM 2.  Changes in Securities.

         There have been no changes in securities during this reporting period.

ITEM 3.  Defaults Upon Senior Securities.

         The Company has incurred no defaults upon senior securities during this reporting period.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during this reporting period.

ITEM 5.  Other Information.

		None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a) Form 8-K

         There were no reports filed on Form 8-K.


                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              Beeper Plus, Inc.
                              _________________
                                (Registrant)

                             /s/Frank DeRenzo
                          ________________________
                                (Signature)*

                           Frank DeRenzo/President
                           _______________________
                             Name/Title (print)

Date: April 3, 2001

* Print name and title of the signing officer under his signature.