Form 10-Q
period 2000-12-31
BEEPER PLUS INC
filed 2002-01-22
CIK 793595

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the transition period from__________to___________

Commission file number: 33-5516-LA

                              Beeper Plus, Inc.
                              _________________
                (Name of small business issuer in its charter)


            Nevada                                              88-0219239
_______________________________                             ___________________
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


1515 E. Tropicana Ave., Suite 775, Las Vegas, Nevada              89119
____________________________________________________            __________
 (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:    (702) 795-3601

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 12/31/00 there were 4,788,000 $.01 par value shares:

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

ITEM 6. Exhibits and Reports on Form 8-K................................. 6

                        PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                              BEEPER PLUS, INC.
                                (UNAUDITED)
                       CONDENSED FINANCIAL STATEMENTS

                             December 31, 2000

                                   INDEX


                                                                          Page
                                                                          ____

Auditor's Letter of Review................................................. F-1

Unaudited Condensed Balance Sheets....................................F-2 to F-3

Condensed Statements of Operations......................................... F-4

Condensed Statements of Cash Flows......................................... F-5

Notes to Condensed Financial Statements.................................... F-6

                              HAROLD Y. SPECTOR
                         Certified Public Accountant
(888) 584-5577                                       80 SOUTH LAKE AVENUE
FAX (626) 584-6447                                   SUITE 723
hspectorcpa@earthlink.net                            PASADENA, CALIFORNIA 91101


To the Board of Directors and Stockholders
Beeper Plus, Inc.
Las Vegas, Nevada


I have reviewed the accompanying condensed balance sheet of Beeper Plus, Inc.
(a Nevada corporation), as of December 31, 2000, and the related condensed statements of operations for the three and six month periods ended December 31, 2000 and 1999 and the condensed statements of cash flows for the six months ended December 31, 2000 and 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Beeper Plus, Inc.

A review consist principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on our review, I am not aware of any material modifications that should be made to the accompanying condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 5 to the condensed financial statements, the Company's significant operating losses and deficit in stockholders' equity raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 5. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The condensed balance sheet as of June 30, 2000, and the related condensed statements of operations and cash flows for the year then ended (not presented herein) were audited by other auditors, and they expressed an unqualified opinion on them in their report dated September 14, 2000, but they have not performed any auditing procedures since that date.



/s/Harold Y. Spector
________________________________
Pasadena, California
August 8, 2001

                              BEEPER PLUS, INC.
                           Condensed Balance Sheets

                                    ASSETS


                                                December 31,       June 30,
                                                    2000             2000
                                                 ___________       _________
                                                 (Unaudited)       (Audited)
Current Assets
  Cash                                          $    21,016      $    35,220
  Certificate of Deposit                            160,000          160,000
  Accounts Receivable, net of allowance for
    doubtful accounts of $44,897 at December 31,
    2000 and $53,111 at June 30, 2000                 9,152            7,844
  Other Current Assets                                  767            3,978
                                                 __________       __________
Total Current Assets                                190,935          207,042

Property and Equipment, net of accumulated
    depreciation of $286,423 at December
    31, 2000 and $283,796 at June 30, 2000           12,958           12,368

Other Assets                                         13,650           14,050
                                                 __________       __________
Total Assets                                    $   217,543      $   233,460
                                                 ==========       ==========


   The accompanying notes are an integral part of these financial statements

                              BEEPER PLUS, INC.
                           Condensed Balance Sheets

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                December 31,       June 30,
                                                    2000             2000
                                                 ___________       _________
                                                 (Unaudited)       (Audited)

Current Liabilities
  Accounts Payable and accrued expenses         $   111,036      $    93,161
  Accrued Compensation and related taxes             93,757           85,307
  Deferred Revenue                                  111,589          111,797
  Notes Payable, current portion                    244,431          175,931
                                                 __________       __________
Total Current Liabilities                           560,813          466,196
                                                 __________       __________
Stockholders' Deficit
  Common Stock, $0.01 par value, 10,000,000
    shares authorized, 4,788,000 shares issued
    and outstanding                                  47,880           47,880
  Paid-in Capital                                   963,950          963,950
  Accumulated Deficit                            (1,351,730)      (1,241,196)
                                                 __________       __________
                                                   (339,900)        (229,366)
  Less: Treasury Stock, at cost                      (3,370)          (3,370)
                                                 __________       __________
Total Stockholders' Deficit                        (343,270)        (232,736)
                                                 __________       __________
Total Liabilities and Stockholders' Deficit     $   217,543      $   233,460
                                                 ==========       ==========


  The accompanying notes are an integral part of these financial statements


                              BEEPER PLUS, INC.
                Condensed Statements of Operations (Unaudited)



                                      For Three Months ended           For Six Months ended
                                             December 31,                  December 31,
                                          2000          1999            2000          1999
                                       __________     __________     __________     __________
Sales                                 $   202,020    $   188,252    $   429,306    $   338,873

Cost of Sales                              65,993         50,747        193,238        107,532
                                       __________     __________     __________     __________
Gross Profit                              136,027        137,505        236,068        231,341
                                       __________     __________     __________     __________
Opearting Expenses:
  General and Administrative              174,990        145,875        350,732        330,649
  Impairment of Note Receivable                 0              0              0        105,997
                                       __________     __________     __________     __________
Total Operating Expenses                  174,990        145,875        350,732        436,646
                                       __________     __________     __________     __________
Loss from Operations                      (38,963)        (8,370)      (114,664)      (205,305)
                                       __________     __________     __________     __________
Other Income (Expenses)
  Interest and Miscellaneous Income         8,206          3,400         10,799          6,707
  Interest Expenses                        (2,954)        (5,067)        (6,669)        (8,280)
                                       __________     __________     __________     __________
Total Other Income (Expenses)               5,252         (1,667)         4,130         (1,573)

Net Loss                              $   (33,711)   $   (10,037)   $  (110,534)   $  (206,878)
                                       ==========     ==========     ==========     ==========
Loss Per Share-Basic and Diluted      $     (0.01)   $     (0.00)   $     (0.02)   $     (0.05)
                                       ==========     ==========     ==========     ==========
Weighted Average Number of Shares       4,788,000      4,288,000      4,788,000      4,288,000
                                       ==========     ==========     ==========     ==========

  The accompanying notes are an integral part of these financial statements

                              BEEPER PLUS, INC.
                Condensed Statements of Cash Flows (Unaudited)

                                                  For Six Months ended
                                                       December 31,
                                                    2000          1999
                                                 __________       __________
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                      $  (110,534)     $  (206,878)
  Adjustments to reconcile net loss to net
    cash used in operations:
    Depreciation and Amortization                     3,079            2,478
    Accumulated Depreciation Adjustment                 (52)               0
    Impairment of Note Receivable                         0          105,997
    (Increase) Decrease in:
      Accounts Receivable, net                       (1,308)          (6,033)
      Inventories                                         0              696
      Prepaids and other Current Assets               3,211           (3,980)
    Increase (Decrease) in:
      Accounts Payable and accrued expenses          17,875           16,028
      Accrued Compensation and related expenses       8,450           17,198
      Deferred Revenue                                 (208)          72,091
                                                 __________       __________
Net Cash used in Operating Activities               (79,487)          (2,403)
                                                 __________       __________
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment                 (3,217)          (2,256)
                                                 __________       __________
Net Cash used in Investing Activities                (3,217)          (2,256)
                                                 __________       __________
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from Notes Payable                        68,500                0
                                                 __________       __________
Net Cash provided by Financing Activities            68,500                0
                                                 __________       __________
NET DECREASE IN CASH                                (14,204)          (4,659)

CASH, BEGINNING OF PERIOD                            35,220           32,846
                                                 __________       __________
CASH, END OF PERIOD                             $    21,016      $    28,187
                                                 ==========       ==========
SUPPLEMENTAL DISCLOSURES:
  Interest Paid                                 $     6,669      $     7,110
                                                 ==========       ==========
  Income Taxes Paid                             $         0      $         0
                                                 ==========       ==========


  The accompanying notes are an integral part of these financial statements

                              BEEPER PLUS, INC.
           NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

In the Opinion of the management of Beeper Plus, Inc. (the "Company"), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2000, and the results of operations for the three and six months ended December 31, 2000 and 1999, and cash flows for the six months ended December 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The condensed financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2000.


NOTE 2 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for three months ended December 31, 2000 and 1999 was $0.01 and $0.00, respectively, and was $0.02 and $0.05 for six months ended December 31, 2000 and 1999, respectively. As of December 31, 2000, options on 1.2 million shares of common stock were not included in the calculation of weighted average shares for diluted net loss per share because their effects would be antidilutive. There was no option outstanding as of December 31, 1999.


NOTE 3 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.


NOTE 4 - RELATED PARTY TRANSACTIONS

In December 2000, an officer loaned $6,000 to the Company. The loan bears interest at 12% per annum, is unsecured and is due on demand.

The Company also received a sum of $62,500 from a related party during the six months ended December 31, 2000. The advances will be classified as a convertible debenture; however, the Company is still negotiating the terms of repayment, conversion price, and the interest rate with the related party.

As of December 31, 2000, no interest was paid or accrued on either of the notes.

                              BEEPER PLUS, INC.
           NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS


NOTE 5 - GOING CONCERN

The accompanying condensed financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying condensed financial statements, the Company has reported losses of $110,534 and $206,878 for six months ended December 31, 2000 and 1999, respectively, resulting in an accumulated deficit of $1,351,730 as of December 31, 2000.

Management is seeking a sale of the pager business, a merger and/or a reverse merger, in the interim, the Company continued existence depends on its ability to meet its financing requirements, to control costs and to generate sufficient revenues to obtain profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

The Company generates operating revenues by the dissemination of sports and news information through the utilization of contracted paging services directly to customers nationwide, including Hawaii, Alaska and the Caribbean, through a hand-held alpha-numeric pagers called The Sports Page and The Front Page. The Company also utilizes independent distributors to provide The Sports Page to clients in two locations throughout the United States. The distributors in each territory enter into Distribution Agreements, which provide that a percentage or minimum as per their contract of gross revenues earned by the distributor is paid to the Company. Also pursuant to the Agreement, the distributor is typically required to pay the Company a minimum monthly fee, thus, the Company is attempting to ensure a minimum monthly revenue for the Company.

For the Quarter ended December 31, 2000, Beeper generated revenues of $202,020, as compared to $188,252 for the quarter ended December 31, 1999, representing an increase in revenues of $13,768 or approximately 7.3%. This increase was due to the fact that, as the Company updated their system, their customers were required to purchase newer model pagers to interface with the new system. For the quarter ended December 31, 2000, the Company sold approximately 900 of the newer model pagers, which carried a higher retail value than the outdated pagers the Company had previously sold its customers.

The following tables set forth selected information from the Condensed Statements of Operations for the three month periods ended December 31, 2000 and 1999, and Condensed Balance Sheets as of June 30, 2000 and ending December 31, 2000.

Selected Statement of Operations Information

                                             For the Three Month Periods Ended
                                               December              December
                                               31, 2000              31, 1999
                                              (Unaudited)           (Unaudited)
                                              __________            ___________

Total Revenue                                $  202,020             $  188,252
Total Expenses                                  240,983                196,622
Income (Loss) From Operations                   (38,963)                (8,370)
Total Other Income (Expenses)                     5,252                 (1,667)
Net Profit (Loss)                            $  (76,823)            $ (196,841)

Selected Balance Sheet Information
                                                   As of
                                           December       June
                                           31, 2000     30, 2000
                                           ________     ________

Total Current Assets                       $ 190,935    $ 207,042
Total Current Liabilities                    560,813      466,196
Total Property & Equipment                    12,958       12,368
Total Liabilities                            560,813      466,196
Total Other Assets                            13,650       14,050
Total Assets                                 217,543      233,460
Total Stockholders' Deficit                $(343,270)   $(232,736)

Operating expenses were $240,983 for the three months ended December 31, 2000 and $196,622 for December 31, 1999, representing a increase in operating expenses of $44,361 or approximately 23%.

Net loss from operations increased by approximately 366% for the three months ended December 31, 2000, at $38,963 as compared to $8,370 at December 31, 1999. This increase in the net loss from operations was due to an increase in general and administrative expenses.

During the three months ended December 31, 2000 there were significant increases in General and Administrative expenses of $174,990 as compared to $145,875 during the three months ended December 31, 1999 or an approximate increase of 20%. This increase was attributed to the Company's increased accounting and legal expenses. This caused the Company's net loss, to increase 236% for the three months ended December 31, 2000, as compared to the three month period ended December 31, 1999.

Beeper wrote off a note receivable in the amount of $105,997, which was deemed uncollectible in the period ending September 30, 1999.

Liquidity and Capital Resources

For the three month period ending December 31, 2000, the Company had $21,016 in cash and cash equivalents, as compared to $28,187 for the three month period ending December 31, 1999.

Accounts receivable at June 30, 2000 were $7,844 after the allowance for doubtful accounts of $53,511. The accounts receivable at December 31, 2000 was $9,152 after the allowance for doubtful accounts of $44,897.

Deferred service revenues, an account consisting of unearned deposits and prepayments by customers decreased slightly to $111,589 at December 31, 2000 from $111,797 for the period ending June 30, 2000, resulting in a decrease of $208 or .2%.

Net cash used in operating activities for the three months ended December 31, 2000, was $79,487 as compared to net cash of $2,403 for the three months ended December 31, 1999.

Net cash used for investing activities for the three months ended December 31, 2000, was $3,217 as compared to $2,256 for the three months ended December 31, 1999.

Net cash provided by financing activities for the three months ended December 31, 2000, was $68,500, as compared to $0.00 for the three months ended December 31, 1999.

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

                              Beeper Plus, Inc.
                              _________________
                                (Registrant)

                               /s/Frank DeRenzo
                              _________________
                                 (Signature)*


                            Frank DeRenzo/President
                            _______________________
                               Name/Title (print)

Date:  January 18, 2002

* Print name and title of the signing officer under his signature.