Form 10-Q
period 2001-03-31
BEEPER PLUS INC
filed 2002-01-22
CIK 793595

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended March 31, 2001

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 3/31/01 there were 4,788,000 $.01 par value shares:

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

                               March 31, 2001

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


To the Board of Directors and Stockholders
Beeper Plus, Inc.
Las Vegas, Nevada


I have reviewed the accompanying condensed balance sheet of Beeper Plus, Inc. (a Nevada corporation), as of March 31, 2001, and the related condensed statements of operations for the three and nine month periods ended March 31, 2001 and 2000 and the condensed statements of cash flows for the nine months ended March 31, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Beeper Plus, Inc.

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



/s/Harold Y. Spector
__________________________________
Pasadena, California
August 8, 2001

                              BEEPER PLUS, INC.
                           Condensed Balance Sheets

                                    ASSETS


                                                  March 31,        June 30,
                                                    2001             2000
                                                 ___________       _________
                                                 (Unaudited)       (Audited)
Current Assets
  Cash                                          $     3,018      $    35,220
  Certificate of Deposit                            160,000          160,000
  Accounts Receivable, net of allowance for
    doubtful accounts of $47,571 at March 31,
    2001 and $53,511 at June 30, 2000                   804            7,844
  Other Current Assets                                    0            3,978
                                                 __________       __________
Total Current Assets                                163,822          207,042

Property and Equipment, net of accumulated
 depreciation of $287,762 at March 31, 2001
 and $283,796 at June 30, 2000                       11,619           12,368

Other Assets                                         13,450           14,050
                                                 __________       __________
Total Assets                                    $   188,891      $   233,460
                                                 ==========       ==========


The accompanying notes are an integral part of these financial statements

                              BEEPER PLUS, INC.
                           Condensed Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                  March 31,        June 30,
                                                    2001             2000
                                                 ___________       _________
                                                 (Unaudited)       (Audited)

Current Liabilities
  Accounts Payable and accrued expenses         $   125,443      $    93,161
  Accrued Compensation and related taxes            107,438           85,307
  Deferred Revenue                                   99,485          111,797
  Notes Payable, current portion                    254,431          175,931
                                                 __________       __________
Total Current Liabilities                           586,797          466,196
                                                 __________       __________
Stockholders' Deficit
  Common Stock, $0.01 par value, 10,000,000
   shares authorized, 4,788,000 shares issued
   and outstanding                                   47,880           47,880
  Paid-in Capital                                   963,950          963,950
  Accumulated Deficit                            (1,406,366)      (1,241,196)
                                                 __________       __________
                                                   (394,536)        (229,366)
  Less: Treasury Stock, at cost                      (3,370)          (3,370)
                                                 __________       __________
Total Stockholders' Deficit                        (397,906)        (232,736)
                                                 __________       __________
Total Liabilities and Stockholders' Deficit     $   188,891      $   233,460
                                                 ==========       ==========


  The accompanying notes are an integral part of these financial statements

                              BEEPER PLUS, INC.
                     Condensed Statements of Operations
                                 (Unaudited)



                                      For Three Months ended          For Nine Months ended
                                               March 31,                     March 31,
                                          2001          2000            2001          2000
                                       __________     __________     __________     __________
Sales                                 $   130,884    $   228,139    $   560,190    $   567,012

Cost of Sales                              62,394         82,910        255,632        190,442
                                       __________     __________     __________     __________
Gross Profit                               68,490        145,229        304,558        376,570
                                       __________     __________     __________     __________
Opearting Expenses:
  General and Administrative              121,362        143,233        472,094        473,882
  Impairment of Note Receivable                 0              0              0        105,997
                                       __________     __________     __________     __________
Total Operating Expenses                  121,362        143,233        472,094        579,879
                                       __________     __________     __________     __________
Income (Loss) from Operations             (52,872)         1,996       (167,536)      (203,309)
                                       __________     __________     __________     __________
Other Income (Expenses)
  Interest and Miscellaneous Income         3,538             64         14,337          6,771
  Interest Expenses                        (5,302)        (3,929)       (11,971)       (12,209)
                                       __________     __________     __________     __________
Total Other Income (Expenses)              (1,764)        (3,865)         2,366         (5,438)
                                       __________     __________     __________     __________
Net Loss                              $   (54,636)   $    (1,869)   $  (165,170)   $  (208,747)
                                       ==========     ==========     ==========     ==========
Loss Per Share-Basic and Diluted      $     (0.01)   $     (0.00)   $     (0.03)   $     (0.05)
                                       ==========     ==========     ==========     ==========
Weighted Average Number of Shares       4,788,000      4,288,000      4,788,000      4,288,000
                                       ==========     ==========     ==========     ==========


  The accompanying notes are an integral part of these financial statements

                              BEEPER PLUS, INC.
                Condensed Statements of Cash Flows (Unaudited)

                                                  For Nine Months ended
                                                         March 31,
                                                    2001            2000
                                                 __________       __________
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                      $  (165,170)     $  (208,747)
  Adjustments to reconcile net loss to net
   cash used in operations:
   Depreciation and Amortization                      4,618            4,031
   Accumulated Depreciation Adjustment                  (52)               0
   Impairment of Note Receivable                          0          105,997
   (Increase) Decrease in:
     Accounts Receivable, net                         7,040           (8,303)
     Inventories                                          0              696
     Prepaids and other Current Assets                3,978           (3,980)
   Increase (Decrease) in:
     Accounts Payable and accrued expenses           32,282           44,735
     Accrued Compensation and related expenses       22,131           31,773
     Deferred Revenue                               (12,312)          39,722
                                                 __________       __________
Net Cash used in Operating Activities              (107,485)           5,924
                                                 __________       __________

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment                 (3,217)          (3,079)
                                                 __________       __________
Net Cash used in Investing Activities                (3,217)          (3,079)
                                                 __________       __________
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from Notes Payable                        78,500           10,000
                                                 __________       __________
Net Cash provided by Financing Activities            78,500           10,000
                                                 __________       __________
NET INCREASE (DECREASE) IN CASH                     (32,202)          12,845

CASH, BEGINNING OF PERIOD                            35,220           32,846
                                                 __________       __________
CASH, END OF PERIOD                             $     3,018      $    45,691
                                                 ==========       ==========
SUPPLEMENTAL DISCLOSURES:
  Interest Paid                                 $     9,120      $    11,039
                                                 ==========       ==========
  Income Taxes Paid                             $         0      $         0
                                                 ==========       ==========


  The accompanying notes are an integral part of these financial statements

                              BEEPER PLUS, INC.
           NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

In the Opinion of the management of Beeper Plus, Inc. (the "Company"), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of operations for the three and nine months ended March 31, 2001 and 2000, and cash flows for the nine months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The condensed financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2000.


NOTE 2 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for three months ended March 31, 2001 and 2000 was $0.01 and $0.00, respectively, and was $0.03 and $0.05 for nine months ended March 31, 2001 and 2000, respectively. As of March 31, 2001, options on 1.2 million shares of common stock were not included in the calculation of weighted average shares for diluted net loss per share because their effects would be antidilutive. There was no option outstanding as of March 31, 2000.


NOTE 3 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has notes payable due to an officer, which bears interest at 12% per annum, is unsecured and is due on demand. As of March 31, 2001, the notes payable and accrued interest amounted to $16,000 and $403, respectively.

The Company also received a sum of $62,500 from a related party during the nine months ended March 31, 2001. The advances will be classified as a convertible debenture; however, the Company is still negotiating the terms of repayment, conversion price, and the interest rate with the related party.

                              BEEPER PLUS, INC.
           NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS


NOTE 5 - GOING CONCERN

The accompanying condensed financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying condensed financial statements, the Company has reported losses of $165,170 and $208,747 for nine months ended March 31, 2001 and 2000, respectively, resulting in an accumulated deficit of $1,406,366 as of March 31, 2001.

Management is seeking a sale of the pager business, a merger, and/or a reverse merger, in the interim, the Company continued existence depends on its ability to meet its financing requirements, to control costs and to generate sufficient revenues to obtain profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 6 - SUBSEQUENT EVENTS

Selling of Pager Business

On April 1, 2001, the Company agreed to sell its pager business known as Sport Page to a vendor ("BeepMe") for a cash price of $130,000. The selling price includes all customers, software, computers, and equipment directly related to the production and broadcast of The Sports Page and The Score Page. BeepMe will assume all the direct vendors, supplies, and distributors related to the Sports Page and Score Page as of April 1, 2001. BeepMe will also assume the needed employees and related employee expenses, will use the Company office, and will be responsible for its telephone and utility expenses.

The preliminary selling price are allocated as follows:

Selling Price                                 $ 130,000

Allocations:
April Revenue for BeepMe          $  19,747
10% of Deferred Revenue               6,450
Assumption of direct vendors         11,646
Billed owed to BeepMe                 6,171
Related Employee expenses            (6,811)     37,203
                                   ________    ________
Cash Balance                                  $  92,797

Termination of Joint Venture Agreement

The Company agreed to terminate the News Information Joint Venture agreement with National Dispatch Center, Inc. ("NDC") on April 30, 2001. NDC will continue to remit to the Company all revenue NDC receives from its customers through July 31, 2001 for news information services rendered by NDC in the months of February, March and April 2001.

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

For the Quarter ended March 31, 2001, Beeper generated revenues of $130,884, as compared to $228,139 for the quarter ended March 31, 2000, representing a decrease in revenues of $97,255 or approximately 43%. This decrease in revenues was due to the Company's realization of a higher loss of its customer base by the end of the 2000 football season (i.e. Super Bowl). In addition, the market relating to the dissemination of sports information has experienced an increase in the entrance of better financed and experienced companies and the use of the internet to disseminate real time sports information.

The following tables set forth selected information from the Condensed Statements of Operations for the three month periods ended March 31, 2001 and 2000, and Condensed Balance Sheets as of June 30, 2000 and ending March 31, 2001.

Selected Statement of Operations Information

                                    For the Three Month Periods Ended
                                    _________________________________
                                      March                 March
                                    31, 2001              31, 2000
                                   (Unaudited)           (Unaudited)
                                   ___________           ___________

Total Revenue                      $  130,884            $  228,139
Total Expenses                        183,756               226,143
Income (Loss) From Operations         (52,872)                1,996
Total Other Income (Expenses)          (1,764)               (3,865)
Net Profit (Loss)                  $  (54,636)           $   (1,869)

Selected Balance Sheet Information
                                             As of
                                      March         June
                                    31, 2001      30, 2000
                                    ________      ________

Total Current Assets               $  163,822    $  207,042
Total Current Liabilities             586,797       466,196
Total Property & Equipment             11,619        12,368
Total Liabilities                     586,797       466,196
Total Other Assets                     13,450        14,050
Total Assets                          188,891       233,460
Total Stockholders' Deficit        $ (397,906)   $ (232,736)

Operating expenses were $183,756 for the three months ended March 31, 2001 and $226,143 for March 31, 2000, representing a decrease in operating expenses of $42,387 or approximately 19%.

Net loss from operations increased significantly by approximately 2,749% for the three months ended March 31, 2001. The Company experienced a net loss of $52,872 at March 31, 2001, as compared to net income of $1,996 at March 31, 2000. The increase in the net loss from operations was due to a decline in sales for the period, which can be attributed to the increase of competition in the market place and the diminishing need for the Company's product.

During the three months ended March 31, 2001 there were decreases in General and Administrative expenses of $121,362 as compared to $143,233 during the three months ended March 31, 2000 or an approximate decrease of 15%. This decrease was attributed to the Company's efforts to review and reduce its general and administrative costs.

Beeper wrote off a note receivable in the amount of $105,997, which was deemed uncollectible in the period ending September 30, 1999.

Liquidity and Capital Resources

For the three month period ending March 31, 2001, the Company had $3,018 in cash and cash equivalents, as compared to $45,691 for the three month period ending March 31, 2000.

Accounts receivable at June 30, 2000 were $7,844 after the allowance for doubtful accounts of $53,511. The accounts receivable at March 31, 2001 was $804 after the allowance for doubtful accounts of $47,571.

Deferred service revenues, an account consisting of unearned deposits and prepayments by customers decreased slightly to $99,485 at March 31, 2001 from $111,797 for the period ending June 30, 2000, resulting in a decrease of $12,312 or 11%.

Net cash used in operating activities for the three months ended March 31, 2001, was ($107,485) as compared to net cash of $5,924 for the three months ended March 31, 2000.

Net cash used for investing activities for the three months ended March 31, 2001, was $3,217 as compared to $3,079 for the three months ended March 31, 2000.

Net cash provided by financing activities for the three months ended March 31, 2001, was $78,500, as compared to $10.00 for the three months ended March 31, 2000.

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

ITEM 5.  Other Information.

         On April 1, 2001, the Company agreed to sell its pager business known as Sport Page to a vendor ("BeepMe") for a cash price of $130,000. The selling price includes all customers, software, computers, and equipment directly related to the production and broadcast of The Sports Page and The Score Page. BeepMe will assume all the direct vendors, supplies, and distributors related to the Sports Page and Score Page as of April 1, 2001. BeepMe will also assume the needed employees and related employee expenses, will use the Company office, and will be responsible for its telephone and utility expenses.

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