Form 10-K
period 2002-06-30
BEEPER PLUS INC
filed 2002-07-23
CIK 793595

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2001
                                   -------------

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

         Commission File Number:  33-5516-LA

                              Beeper Plus, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Nevada                                          88-0219239
------------------------                  ------------------------------------
(State of Incorporation)                  (IRS Employer Identification Number)

3900 Paradise Road, Suite 201  Las Vegas, NV                          89109
------------------------------------------                          ----------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code:  (702) 737-5560
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered

         None


Securities registered pursuant to Section 12(g) of the Act:

                                        Common Stock
                                      ----------------
                                      (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes            No  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K.    [ ]


As of June 1, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $47,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 4,808,135 $.01 par value

                               Beeper Plus, Inc.
                                  Form 10-K
                                June 30, 2001


                               TABLE OF CONTENTS
                                                                            Page

                                  PART I

ITEM 1.   Business                                                             3

ITEM 2.   Properties                                                           6

ITEM 3.   Legal Proceedings                                                    6

ITEM 4.   Submission of Matters to a Vote of Security Holders                  7

                                  PART II

ITEM 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters                                                7

ITEM 6.   Selected Financial Data                                              8

ITEM 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                8

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk           11

ITEM 8.   Financial Statements and Supplementary Data                         11

ITEM 9.   Changes In and Disagreements with Accountants
            On Accounting and Financial Disclosure                            11

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant                  12

ITEM 11.  Executive Compensation                                              13

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                          14

ITEM 13.  Certain Relationships and Related Transactions                      14

                                 PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    15

Forward-Looking Information-General

This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Beeper Plus, Inc.'s actual results may differ significantly from the results discussed in the forward-looking statements.

This report contains a number of forward-looking statements, which reflect Beeper's current views with respect to future events and financial performance including statements regarding Beeper's projections, and business endevours. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof Beeper undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that my prove to be erroneous and are subject to certain risks including, but not limited to, Beeper's dependence on limited cash resources, and its dependence on certain key personnel within Beeper. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

                                    PART I

ITEM 1.  BUSINESS

General

Beeper Plus, Inc. (the "Company" or "Beeper"), a Nevada corporation, was incorporated on March 25, 1986, and has its corporate headquarters at 1515 E. Tropicana Ave, #775, Las Vegas, NV, 89119. Beeper was in the business of collecting, organizing and disseminating timely sports information through wireless services to individual and corporate customers throughout the United States, Canada and the Caribbean, as well as news information through a network of resellers.

Pursuant to a Purchase and Sale transaction, on March 19, 2001, effective as of April 1, 2001, Beeper sold its paging business known as The Sports Page and Score Page to BeepMe, a third party vendor and creditor of the Company. As a consequence of the sale of its paging business, Beeper ceased business operations in the paging business.

Beeper is seeking a new business opportunity through acquisitions or a merger.

Prior to the sale of its paging business, Beeper had provided the following services to its customers.

Sports Information

Beeper collected from multiple sources, information and facts, attendant to past and future sporting events, which included standings, partial and final scores, game schedules, starting rosters and changes, injuries, weather conditions, statistics, and insights on athletes in a number of professional and college sports and leagues. The information and facts related to sporting events held in the United States as well as major international events and the Olympics.
In addition, Beeper collected and reviewed data and information which is fed continuously from three principal information service providers, namely The Sports Network (TSN), The Sports Wire and Don Best. After validating the information and data received, our editorial staff selected, organized, and repackaged the information for the various services that we offered.

First the information was earmarked for one or several of 15 channels our subscribers could access, then structured in a format to convey a clear and efficient message on a four-line LCD screen. The service tracks progress and highlights of games and events as they unfold, and is updated as often as every three minutes.

The services provided by TSN and the Sports Wire were subject to fixed contracts with automatic renewal for annual terms unless canceled by either party. Services rendered by Don Best were provided on a subscription basis, and were not memorialized in a contract. The arrangements were not exclusive and the wire services provide similar sports information to other customers.

Beeper's customers subscribed to receive sports information on a timely basis via wireless communication devices under three-month, six-month and twelve-month subscription arrangements.

Individual customers: Individual customers received the information on a hand-held battery operated alphanumeric pager and were able to subscribe under two programs, namely the Sports Page and the Score Page. Under both programs, sports information was organized under the 15 channels available directly from a pager: the first four under each program were identical, and the remaining 11 offered different quantity and types of information.

The Sports Page contained our most expansive listing of sports information, including news spots and betting lines from various sources. The Sports Page received national recognition in newspapers and magazines throughout the country.

The Score Page was a lower-priced version of the Sports Page, which provided access to essential sports information.

Corporate customers: Corporate customers received selected sports information via satellite and modem connection that was then displayed on giant LED screens that adorn their facilities.

Beeper had over 900 regular subscribers of the sports information, with 90% of Beeper's subscribers selecting the Sports Page program. Approximately 50% of Beeper's subscribers committed to six-month or twelve-month subscription arrangements concurrent with the professional football season. Subscription fees were $360 per year for the Sports Page, and $120 per year for the Score Page, and subscribers paid by check or credit cards. They were notified electronically at the end of their subscription term of the end of their subscription, and, at that time were invited to renew their subscriptions.

Beeper's services were only accessed through high level Motorola pagers, which offered users rich functionality and full coverage. The Motorola pagers were reprogrammable via wireless commands allowing us the authority to turn on or off any service at any time directly without depending on telephone providers.

Devices were sold subject to the manufacturers' warranties. Beeper did not extend additional warranties or afford their customers rights to return the devices to Beeper. Beeper did not need to carry significant amounts of inventory to meet rapid delivery requirements.

Front Page

On March 23, 1992, Beeper signed a joint venture agreement with National Dispatch Center ("NDC") of San Diego, California. Beeper agreed to sell and promote a news paging service marketed as "The Front Page". The Front Page service provided headline and top story updates, weather forecasts, daily business reports, daily sporting event results and television listings and weekly entertainment headlines and listings. The information sources utilized by The Front Page service included various wire services such as United Press International (UPI) and TSN. Information updates were provided in excess of 25 times a day. Under this joint venture, NDC had been reselling the Front Page information to various paging providers. Under the joint venture agreement Beeper was bound to share with NDC any revenue generated from the sale of news information through any channel. By mutual consent, the Agreement was cancelled on June 30, 2002,

Transmission of information

From Beeper's headquarters in Las Vegas, Sports Page and Score Page were disseminated to Beeper's individual customers through PageNet Inc., a major wireless and paging carrier. The information was reduced to digital signals and beamed via satellite to transmitters owned by PageNet Inc., positioned in cities around the country. These local transmitters then relayed 900 MHz signals within a 30 to 150 mile radius of their location. Beeper had contracted with PageNet Inc., for a three-year term, subject to yearly extensions.

The agreement further provided for limitations of time utilization. During Beeper's peak period, namely the football season, Beeper paid a surplus for the quantity of information that was disseminated.

The Company was not required to maintain paging licenses.

Markets and Channels

Beeper marketed their services through a number of advertising and promotion initiatives, and through their web site. Beeper also had a distributor in Hawaii, which marketed their services in this region.

Other Sources of Revenue

Beeper generated revenue from the sale of pagers, and from the reselling of traditional paging functionality namely personal paging services for a modest monthly charge. Approximately

35% of the Sports Page subscribers used the enhanced pager service. In addition, Beeper offered corporate customers the right to reserve and tailor the information that was provided over specific channels under the Sports Page and the Score Page services.

Competition

The dissemination of sports and news information is a competitive industry. There are a number of entities that were in direct or indirect competition with the Company in disseminating sports information. There are a number of enterprises that provide sports information through a number of traditional channels like newspapers and television, and now through new media such as the Internet and wireless hand-held devices and PDAs, two-way pagers and mobile phones. Several disseminate sports information through a hand-held pager in a similar fashion as the Company, while others feed sports information through cable television sports channels, commercial television sports news programs, sports information periodicals, the sports section of newspapers and radio, direct dial "900" score lines and online computer services. No one player dominates any of these channels. New technologies and providers have made the dissemination of information at any time and anywhere easy and convenient for any user to access sports information on a timely basis.

Intellectual Property

The Company had invested significantly in building its Sports Page and Score Page brands. Beeper did not register any of its trademarks, nor did it investigate whether it had infringed third party trademark rights.

Employees

As of June 30, 2001, the Company had no employees.


ITEM 2.  PROPERTIES

The Company owns no real property and it currently utilizes office space contributed by Mr. Frank DeRenzo, a director of the Company, at no charge to Beeper.

The Company had leased office space, located at 3900 Paradise Rd., Suite 201, Las Vegas, Nevada 89109 at the rate of $6,113 per month. The lease expired on June 30, 2001.

The Company sublet office space to a non-related party for $1,100 per month on a month to month basis.


ITEM 3.  LEGAL PROCEEDINGS

Beeper is not aware of any pending or threatened litigation against it that Beeper expects will have a material adverse effect on their business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and Beeper cannot assure you that they will not be adversely affected in the future by legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock, par value $.001, currently trades in the NASD Pink Sheets. The Company's initial registration statement was declared effective by the Securities and Exchange Commission on June 20, 1986. As of its fiscal year ended June 30, 2001, there were approximately 4,000 shares traded through the National Association of Securities Dealers.

The market price information for the common equity pursuant to Item 201(a)(i)(iii) for each fiscal quarter from the first quarter beginning July 1, 1999, through June 30, 2001, was as follows:



                              Bid Price         Asked Price
                             High     Low       High     Low
                             ----     ---       ----     ---

     1999  First Quarter    .0625    .050      .21875    .080
           Second Quarter   .09375   .0312     .21875    .0937
           Third Quarter    .1875    .09375    .3750     .2182
           Fourth Quarter   .875     .10       .3750     .2182
    2000   First Quarter    .3750    .1875     .50       .1875
           Second Quarter   .4200    .12       .50       .12
           Third Quarter    .12      .10       .18       .15
           Fourth Quarter   .10      .07       .16       .10
    2001   First Quarter    .07      .04       .08       .05
           Second Quarter   .02      .03       .05       .06

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

On June 30, 2001, the approximate number of holders of record of the Company's $.001 par value Common Stock was 258.

ITEM 6.  SELECTED FINANCIAL DATA

                                                Year ended June 30
                                        2001         2000          1999
                                        ----         ----          ----
Results of Operations Data
  Operating Revenue                 $  594,470   $  755,511     $  828,331
  Net Income (Loss)                     41,282     (237,650)      (290,173)
  Net Income (Loss)
   Per Common Share Outstanding            .01         (.06)          (.07)
Balance Sheet Data
  Total Assets                         215,034      233,460        228,477
  Total Liabilities                    405,079      466,196        349,560
  Stockholders' Equity (deficit)      (190,045)    (232,736)      (121,083)
  Long-term Debt                             0            0              0

The Company has not paid any dividends on its stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the fiscal year ended June 30, 2001 compared to fiscal year ended June 30, 2000

Revenues

Revenues decreased to $594,470 for the fiscal year ended June 30, 2001, from $755,511 for the fiscal year ended June 30, 2000, representing a decline in revenue of $161,041 in fiscal 2001. The Company's Statement of Operations reflects net income of $41,282 for the fiscal year ended June 30, 2001, compared to a net loss of $237,640 for the fiscal year ended June 30, 2000.

The drop in revenues from 2000 to 2001 was primarily due to the sale of Beeper's Sports Page and Score Page business in April of 2001, which represented Beeper's primary source of revenues. The net income was a result of a $176,431 gain Beeper received from the sale of its business interests.

Beeper is in the process of identifying and developing new business ventures and or business partners through acquisitions or mergers.

Operating Cost and Expenses

Cost of revenue consists primarily of the cost of acquiring data from information service providers, and wire services, wireless and satellite connectivity. Cost of revenue has decreased from $321,041 for the fiscal year ended June 30, 2000, compared to $239,756 for the fiscal year ended June 30, 2001. Cost of revenue as a percentage of revenue was 42.5% and 40.3% for the fiscal years ended June 30, 2000 and 2001 respectively. The decrease cost and expenses was primarily due to the sale of Beeper's business operations.

General and Administrative Expenses

General and administrative expenses consists primarily of personnel and related costs and administrative expenses including rent, utilities and postage, as well as marketing. General and administrative expenses have decreased from $559,032 for the fiscal year ended June 30, 2000 to $508,387 for the fiscal year ended June 30, 2001. Salaries and wages decreased during the fiscal period as a result of austere salary and expense control programs.

Liquidity and Capital Resources

Beeper had a working capital deficit of $190,045 at June 30, 2001, compared to a working capital deficit of $259,154 at June 30, 2000. For the fiscal year ended June 30, 2001, cash used in operating activities was $183,568, as compared to $4,546 for the fiscal year ended June 30, 2000. For the fiscal year ended June 30, 2001, investing activities provided $80,626 as compared to using $3,080 for the fiscal year ended June 30, 2000. For the fiscal year ended June 30, 2001, financing activities provided $75,500 primarily from proceeds of notes payable. Net cash decreased by $27,442 for the fiscal year ended June 30, 2001 as compared to an increase of $2,374 for the fiscal year ended June 30, 2000.

At June 30, 2000, the Company secured a line of credit with Community Bank of Nevada in the amount of $160,000, with a maturity date of August 14, 2001, secured by the certificate of deposit in the amount of $160,000. The line of credit carried an interest rate of 2.00% over the certificate of deposit rate (8.68% at June 30, 2001), matured on August 14, 2001, and required monthly interest payments. As of June 30, 2001 and 2000, outstanding borrowings against this line of credit was $159,931. The line of credit was closed and the proceeds from the certificate of deposit were used to pay down the line of credit as of August 13, 2001.

During the year ended June 30, 2001, Beeper had short-term payables of, a $13,000 Note, unsecured, at an interest rate of 12% per annum, a $16,000 Note, unsecured, non-interest bearing, due on demand and an open term, $62,500 Note Payable.

Beeper reported net income of $41,282 (taking into account a gain on the sale of business operations of $176,431) for fiscal year ended June 30, 2001 and a net loss of $237,650 for the fiscal year ended June 30, 2000, resulting in an accumulated deficit of $1,199,914 at June 30, 2001. The Company's ability to continue as a going concern is ultimately dependent on its ability to obtain another business venture and/or business partners and additional financing. Beeper may choose to raise additional cash through the sale of equity or debt and obtain another business venture through a merger or acquisition. No assurance can be given that the Company will be successful in these efforts. Beeper has no plans to pay dividends with respect to Common Stock in the foreseeable future.

Results of Operations for the fiscal year ended June 30, 2000 compared to fiscal year ended June 30, 1999

Revenues

Revenues decreased to $755,511 for the fiscal year ended June 30, 2000, from $828,331 for the fiscal year ended June 30, 1999, representing a decline in revenue of $72,820 in fiscal 2000. Beeper's Statement of Operations reflects a net loss of $237,650 for the fiscal year ended June 30, 2000, compared to a net loss of $290,173 for the fiscal year ended June 30, 1999.

The drop in revenues from 1999 to 2000 was primarily due to a decrease in revenues generated by Beeper's distributors. Beeper's principal distributor on the East Coast went out of business in the first quarter of the fiscal year ended June 30, 1999, which resulted in a shortfall of approximately $35,000 in forecasted revenue. Beeper has not been successful in identifying the customers which had contracted for their services with this distributor, or establish a new distributor relationship to cover the region.

Operating Cost and Expenses

Cost of revenue consists primarily of the cost of acquiring data from information service providers, and wire services, wireless and satellite connectivity. Cost of revenue has increased from $211,775 for the fiscal year ended June 30, 1999, compared to $321,041 for the fiscal year ended June 30, 2000. Cost of revenue as a percentage of revenue was 25.6% and 42.5% for the fiscal years ended June 30, 1999, and 2000 respectively. The increase was primarily due to the higher cost charged by information service providers and the higher wireless carrier charges for the upgraded service we are now offering. During the six month transition period during which we phased in the upgraded carrier service, Beeper was paying for access to both services.

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

Liquidity and Capital Resources

Beeper had a working capital deficit of $259,154 at June 30, 2000, compared to a working capital deficit of $150,005 at June 30, 1999. For the fiscal year ended June 30, 2000, cash used in operating activities was $4,546, as compared to $252,760 for the fiscal year ended June 30, 1999. For the fiscal year ended June 30, 2000, investing activities used $3,080 as compared to $107,677 for the fiscal year ended June 30, 1999. For the fiscal year ended June 30, 2000, financing activities provided $10,000 primarily from the issuance of Notes Payables. Net cash increased by $2,374 for the fiscal year ended June 30, 2000 as compared to a decrease of $193,876 for the fiscal year ended June 30, 1999.

At June 30, 1999, Beeper had a note receivable in the amount of $100,000 (plus $5,997 of accrued interest) due from Maven Properties, Inc. (MPI) which is a
related party to Maven Enterprises, Inc., (MEI).   MEI was a majority
shareholder in Beeper owning 45.87% of the common stock outstanding at June 30, 1999. At the time of the transaction the Chairman of the Board and Chief Executive Officer of Beeper, who was subsequently relieved of his position with Beeper, was also the Chairman of the Board and Chief Executive Officer of MEI and MPI. During the year ended June 30, 2000, the President of Beeper personally purchased all of the shares of common stock held by MEI at June 30, 1999. The note was issued, by Beeper, to settle obligations of MEI. The note bears interest at 8% and was due on November 4, 1998. Beeper has reason to believe MEI will not make payment on the note and, accordingly, during the year ended June 30, 2000, recorded an impairment charge against the full value of the note receivable plus accrued interest totaling $105,997.

At June 30, 2000, Beeper secured a line of credit with Community Bank of Nevada in the amount of $160,000, with a maturity date of August 14, 2001, secured by the certificate of deposit in the amount of $160,000. Borrowings on the line bear interest at 7.25% (payable monthly). At June 30, 2000 and 1999, outstanding borrowings on the line was $159,931. The line of credit agreement contained covenants, which restricted Beeper from incurring additional debt or utilizing loan proceeds for purposes other than working capital.

During the year ended June 30, 2000, the President of Beeper converted $10,000 of principal amount of an outstanding note at June 30, 1999, and an additional $10,000 of principal amount of an outstanding note, which had been loaned to Beeper during the year into 500,000 shares of common stock at the current market price on the date of conversion. Accrued interest, at June 30, 2000, on the converted notes was paid in cash to the officer subsequent to year end and not included as part of the conversion

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Financial Statements commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 19, 2001, pursuant to a Board of Director Resolution dated March 19, 2001, the Company elected to change its Certifying Accountant, Hein & Associates L.L.P. as a result of the Board of Director's decision and efforts to cut back on the Company's expenses.

Hein & Associates L.L.P.'s reports for the last two fiscal years and interim period through September 30, 2000, have not contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Nor has there been any disagreement with Hein & Associates L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to its satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

Effective March 19, 2001, the Company engaged Harold Y. Spector, CPA as its principal accountant to audit the Company's Financial Statements. During the Company's last two most recent fiscal years and the subsequent interim periods to date hereof, the Company has not consulted with Harold Y. Spector, CPA on items which concerned the application of accounting principles to a specified transaction, whether complete or proposed, nor on any subject matter of a disagreement or reportable event with Hein & Associates L.L.P.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth-certain information regarding each director and executive officer of the Company:

        Name                Age          Position
        ----                ---          ---------

     Frank H. DeRenzo       64      President and Director
     Robert Muniz           47      Secretary, Treasurer and Director
     DeAnn Moore            29      Director

The Directors of the Company are elected to hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. Officers of the Company serve at the discretion of the Board of Directors and are appointed by the Board of Directors.

Frank H. DeRenzo. Mr DeRenzo was elected President and Director of the Company on March 20, 1998. From May of 1997 to March 26, 1999, Mr. DeRenzo served as President and Director of Maven Enterprises, Inc. of Las Vegas, NV, a media company within the gaming industry. Since 1989, he has been Vice-President of gaming sales for Trans-Lux Corporation, the leading manufacturer of LED Displays worldwide, and is responsible for sports and race book contracts. From 1987 to 1989, he was President of Intermark Imagineering, Inc. (manufacturer of computerized Keno systems). From 1984 to 1987, he was Vice President of Sports Form, Inc. (satellite broadcast of horse racing), From 1984 to 1987, he was Vice-President of Satellite Simulcast Service, Inc. (transmission and encryption services to racetracks).

Robert Muniz. Mr. Muniz was re-appointed as a Director of the Company on April 1, 1999. From March 20, 1998 to July 1, 1998, Mr. Muniz was a Director of the Company. Mr. Muniz has been in the gaming industry for over 20 years. From 1978 to the present he has been the Race Book Manager at the Barbary Coast & Casino in Las Vegas, Nevada; the Race Book Manager at the Gold Coast Hotel & Casino; and the Director of Race Book Operations for Coast Resorts, Inc.. Mr.Muniz has served as a consultant to Hyatt regency, Riveria Hotel & Casino, Las Vegas Dissemination Company and the University of Arizona's Race Track Industry Program. He also assisted in the establishment of the Nevada Pari-Mutuel Association.

DeAnn Moore. Ms. Moore was appointed as a Director of the Company on April 16, 2001. Mr. Moore joined the Company on April 6, 1998, as an administrative asistant and was promoted to office manager/bookkeeper. Ms. Moore has been a retail manager for five (5) years working for Country and More, a home decor and gift store and Pier One Imports.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid by the Company for its fiscal year ending June 30, 2001, to each of the executive officers of the Company. During the fiscal years ending June 30, 2001, 2000, and 1999 no Executive Officer or Director of the Company received cash remuneration in excess of $60,000. There are no standard arrangements for the compensation of directors.

                                   Annual Compensation           Long Term
Name                                Year Ended June 30          Compensation
                                                                 Restricted
                                  2001     2000      1999      Stock Awards (#)
                                  ----     ----      ----      ----------------

Frank H. DeRenzo                     $0   $30,000   $25,900
Director/President

Kevin Persinger                 $31,994   $40,000   $39,971
Director/VP Operations(i)

Robert Muniz                         $0
Director/Secretary-Treasurer

DeAnn Moore                     $25,000
Director

(i) On February 27, 2001, Mr. Kevin Persinger resigned as a Director of the Company.

                      OPTION GRANTS IN FISCAL YEAR 2001

Beeper did not issue any option grants in the fiscal year 2001.

Beeper extended their Employee Stock Option Plan to 2010. Currently no options have been issued under the Employee Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

Name and Address of Beneficial Owner     Shares owned Beneficially    % Owned

Frank DeRenzo                                     2,467,102           51.3%
1515 E. Tropicana Ave., #775
Las Vegas, NV  89119

Robert Muniz                                              0              0%
1515 E. Tropicana Ave., #775
Las Vegas, NV  89119

DeAnn Moore                                           1,600          .0003%
1515 E. Tropicana Ave., #775
Las Vegas, NV  89119


Officers and Directors, and 5%                    2,468,702        51.3003%
shareholders as a group
(3 in number)

The number of shares of Common Stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of the year ended June 30, 2001, Beeper had transactions with related parties as follows:

a) $13,000, unsecured note payable to an officer of the Company, at an interest rate of 12% per annum, due on demand. As of December 18, 2001, $6,000 of the note had been repaid.
b) $16,000, unsecured note payable to a shareholder, non-interest bearing, due on demand.
c) $62,500, note payable to a related party, terms are open.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Items filed as part of report:

Attached hereto commencing on Page F-1 are the financial statements and Supplementary Data required by Item 8 of this Form.

(b)  Reports on Form 8-K

We filed a Report on Form 8-K on January 18, 2002 announcing the sale of The Sports Page to BeepMe, a third party vendor, the change of Hein + Associates, LLP as the Company's auditors and the engagement of Harold Y. Spector, CPA as its new auditor.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               Beeper Plus, Inc.
                               -----------------
                                 (Registrant)


                               /s/Frank DeRenzo
                               ----------------
                                  Frank DeRenzo
                                  President

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                             Title
-----------                     -------------------

/s/Frank DeRenzo		President and Director
----------------
   Frank DeRenzo

/s/Robert Muniz                 Director, Secretary-Treasurer
----------------
   Robert Muniz

/s/DeAnn Moore                  Director
---------------
   DeAnn Moore

                         INDEPENDENT AUDITOR'S REPORT
                         ____________________________

To the Board of Directors and Stockholders
Beeper Plus, Inc.


I have audited the accompanying balance sheet of Beeper Plus, Inc. (a Nevada corporation), as of June 30, 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The fiscal years 2000 and 1999 financial statements were audited by other auditors whose report dated September 14, 2000, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beeper Plus, Inc.8 as of June 30, 2001, and the results of its operations and cash flows for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Harold Y Spector, CPA
Pasadena, California
May 20, 2002

BEEPER PLUS, INC.
Balance Sheets
June 30, 2001 and 2000
____________________________________________________________________________

ASSETS                                               2001             2000
____________________________________________________________________________
Current Assets
  Cash                                          $     7,778      $    35,220
  Certificate of deposit                            160,000          160,000
  Accounts receivable, net of allowance for
    doubtful accounts 2001 $0;
    2000 $53,511                                          -            7,844
  Other current assets                               47,256            3,978
                                                 __________       __________
    Total current assets                            215,034          207,042

Property and equipment, net of accumulated
 depreciation 2001 $0; 2000 $283,796                      -           12,368

Other assets                                              -           14,050
                                                 __________       __________
    TOTAL ASSETS                                $   215,034      $   233,460
                                                 ==========       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses         $    53,165      $    93,161
  Accrued compensation and related taxes            100,483           85,307
  Deferred revenue                                        -          111,797
  Notes payable, current portion                    251 431          175,931
                                                 __________       __________
    Total current liabilities                       405,079          466,196
                                                 __________       __________
Stockholders' Deficit
  Common Stock, $0.01 par value, authorized
  10,000,000 shares, issued and outstanding
  2001 4,808,135 shares; 2000 4,788,000 shares       48,081           47,880
  Paid-in capital                                   965,158          963,950
  Accumulated deficit                            (1,199,914)      (1,241,196)
                                                 __________       __________
                                                   (186,675)        (229,366)
  Less: Treasury stock, at cost                      (3,370)          (3,370)
                                                 __________       __________
    Total stockholders' deficit                    (190,045)        (232,736)
                                                 __________       __________
    TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT                     $   215,034      $   233,460
                                                 ==========       ==========

See Notes to Financial Statements


BEEPER PLUS, INC.
Statements of Operations
For the years ended June 30, 2001, 2000 and 1999
_______________________________________________________________________________

                                          2001          2000            1999
_______________________________________________________________________________
Sales                                 $   594,470    $   755,511    $   828,331

Cost of Sales                             239,756        321,041        211,775
                                       __________     __________     __________
  Gross Profit                            354,714        434,470        616,556
                                       __________     __________     __________
Opearting Expenses:
  General and Administrative              508,387        559,032        806,077
  Write-off intangible assets               7,800              -              -
  Impairment of note receivable                 -        105,997              -
                                       __________     __________     __________
Total Operating Expenses                  516,187        665,029        806,077
                                       __________     __________     __________

  Operating (loss)                       (161,473)      (230,559)      (189,521)

Other income (expenses):
  Interest and Miscellaneous Income        40,117          9,861         18,151
  Gain on disposal of business            176,431              -              -
  Interest Expenses                       (13,793)       (16,952)       (10,653)
                                       __________     __________     __________
                                          202,755         (7,091)         7,498
                                       __________     __________     __________

Net income (loss) before taxes             41,282       (237,650)      (182,023)

Provision for income tax                        -              -        108,150
                                       __________     __________     __________
  Net income (Loss)                   $    41,282   $   (237,650)   $  (290,173)
                                       ==========     ==========     ==========
Basic and diluted net income (loss)
  per share                           $      0.01   $     (0.06)   $     (0.07)
                                       ==========     ==========     ==========
Weighted Average Number of Shares       4,808,135      4,297,975      4,288,000


See Notes to Financial Statements


Beeper Plus, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For years ended June 30, 2001, 2000 and 1999
______________________________________________________________________________________________________________

                                       Common Stock        Paid-in      Accumulated    Treasury
                                     ________________
                                     Shares    Amount      Capital        Deficit        Stock        Total
______________________________________________________________________________________________________________
Balance at June 30, 1998           4,288,000  $ 42,880    $ 948,950    $  (713,373)    $      -     $  278,457
  Repurchase of Treasury stock             -         -            -              -       (3,370)        (3,370)
  Net loss                                 -         -            -       (290,173)           -       (290,173)
                                   ___________________________________________________________________________

Balance at June 30, 1999           4,288,000    42,880      948,950     (1,003,546)      (3,370)       (15,086)
  Conversion of note payable to
    related party                    500,000     5,000       15,000              -            -         20,000
  Net loss                                 -         -            -       (237,650)           -       (237,650)
                                   ___________________________________________________________________________

Balance at June 30, 2000           4,788,000    47,880      963,950     (1,241,196)      (3,370)      (232,736)
  Stock issued for employee
    compensation                      20,135       201        1,208              -            -          1,409
  Net income                               -         -            -         41,282            -         41,282
                                   ___________________________________________________________________________

Balance at June 30, 2001           4,808,135  $ 48,081    $ 965,158    $(1,199,914)    $ (3,370)    $ (190,045)
                                   ===========================================================================


See Notes to Financial Statements


BEEPER PLUS, INC.
STATEMENT OF CASH FLOWS
For years ended June 30, 2001, 2000 and 1999
_____________________________________________________________________________________________

                                                    2001            2000            1999
_____________________________________________________________________________________________
Cash Flow from Operating Activities:
  Net income (loss)                             $   41,282      $  (237,650)     $  (290,173)
  Adjustments to reconcile net income (loss)
   to net cash used in operations:
   Depreciation and amortization                     4,819            5,584            6,812
   Write-off intangible assets                       7,800                -                -
   Miscellaneous noncash adjustment                    (52)               -                -
   Gain on disposal of business                   (176,431)               -                -
   Impairment of note receivable                         -          105,997                -
   Deferred income tax                                   -                -          108,150
   (Increase) decrease in:
     Accounts receivable, net                        7,844           (1,831)          21,225
     Inventories                                         -              696            7,730
     Prepaids and other assets                       8,328           (3,978)          12,915
   Increase (decrease) in:
     Accounts payable and accrued expenses         (38,587)          63,891           23,215
     Accrued compensation and related expenses      15,176           21,752           62,138
     Deferred revenue                              (53,747)          40,993          (44,772)
                                                ____________________________________________
  Cash flows (used in) operating activities       (183,568)          (4,546)         (92,760)
                                                ____________________________________________

Cash Flow from Investing Activities:
  Purchase of property and equipment                (3,218)          (3,080)          (1,680)
  Proceeds from sales of business                   83,844                -                -
  Purchase of certificate of deposit                     -                -         (160,000)
  Advance to note receivable, stockholder                -                -         (105,997)
                                                ____________________________________________
  Cash flows provided by (used in)
    investing activities                            80,626           (3,080)        (267,677)
                                                ____________________________________________

Cash Flow from Financing Activities:
  Advance from related parties                      75,500           10,000           10,000
  Proceeds from notes payable                            -                -          159,931
  Purchase of treasury stock                             -                -           (3,370)
                                                ____________________________________________

  Cash flows provided by financing activities       75,500           10,000          166,561
                                                ____________________________________________

   Net increase (decrease) in cash                 (27,442)           2,374         (193,876)

Cash balance at beginning of year                   35,220           32,846          226,722
                                                ____________________________________________

Cash balance at end of year                    $     7,778      $    35,220      $    32,846
                                                ============================================

Supplemental Disclosures of Cash Flow
    Information

  Interest Paid                                $    12,128      $    16,952      $     9,843
  Income Taxes Paid                                      -              763                -

Supplemental Schedules of Noncash Investing
    and Financing Activities
  Issued stock for a liability                 $     1,409      $         -      $         -
  Conversion of note payable into equity                 -           20,000                -



See Notes to Financial Statements

BEEPER PLUS, INC.

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 1 - NATURE OF BUSINESS

Beeper Plus, Inc. (the "Company") was formed under the laws of Nevada on March 25, 1986.

The Company disseminates sports and news information directly to customers nationwide through band held pagers by utilizing contracted paging services. The Company also utilizes independent distributors to provide information to clients within the United States.

In April 2001, the Company sold its business to a vendor and was not operating since then.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

CASH EQUIVALENTS For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

REVENUE RECOGNITION Revenue is recognized at the point of sales or as services have been performed and are billable. Subscription revenue received in advance is recorded as deferred income and recognized as income on a straight-line basis over the life of the subscription.

     The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's operating results or financial positions.

ACCOUNTS RECEIVABLE The Company reserves for uncollectible accounts for all balances greater than 60 days. Upon the 60th day of aging, accounts are sent to a collection agency for further collection efforts. Accounts receivable are presented net of allowance for doubtful accounts.

PROPERTY AND EQUIPMENT Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets.

IMPAIRMENT OF LONG-LIVED ASSETS   Long-lived assets and certain identifiable
intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.

BEEPER PLUS, INC.

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION The Company accounts for equity-based instruments issued or granted to employees using the intrinsic method as prescribed under APB No. 25 Accounting for Stock Issued to Employees. During 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which defines a fair value based method of accounting for stock options or similar equity instruments. The Company has elected to adopt the disclosure-only provisions of SFAS No. 123 in accounting for employee stock options. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 96-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

INCOME TAXES Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

ADVERTISING COSTS All advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2001, 2000 and 1999 was $10,827, $8,228 and $20,867, respectively.

RECLASSIFICATION Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 financial statement presentation. Such reclassification had no effect on net loss as previously reported.

RECENT ACCOUNTING PRONOUNCEMENTS SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued and establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Accordingly, the statement was effective for the Company for the fiscal quarter beginning January 1, 2002 and it did not have an impact on its financial position.

BEEPER PLUS, INC.

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of the statement will not have a material effect on the Company's financial statements.

    SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for the first period of all fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company is current evaluating the impact of SFAS No. 142.

    SFAS No. 141, "Business Combinations" was issued establishing accounting and reporting standards requiring all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 is effective for the Company for the fiscal quarter beginning July 1, 2001 and it did not have a significant impact on its financial position.

    SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued effective for all related transactions occurring after March 31, 2001. The statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The new statement, while largely including the provisions of SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosure. The statement was effective for the Company for the fiscal quarter beginning April 1, 2001 and the Company believes the adoption will not have a significant impact on its financial position.

    In July 2000, the EITF began discussing Issue 00-18, "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees". The issues are (a) the grantor's accounting for a contingent obligation to issue equity instruments (subject to vesting requirements) when a grantee performance commitment exists but the equity instrument has not yet been issued, (b) the grantee's accounting for the contingent right to receive an equity instrument when a grantee performance commitment exists prior to the receipt (vesting) of the equity instrument, and (c) for equity instruments that are fully vested and nonforfeitable on the date the parties enter into an agreement, the manner in which the issuer should recognize the fair value of equity instruments. However, the EITF did not reach a consensus on any of these issues, and further discussion of Issue 00-18 is expected at a future meeting. The Company is currently evaluating the impact of Issue 00-18.

BEEPER PLUS, INC.

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The Company currently does not use derivative financial products for hedging or speculative purposes and as a result, does not anticipate any impact on the Company's financial statements.


NOTE 3 - SALES OF BUSINESS

On April 1, 2001, the Company agreed to sell its pager business known as Sport Page to a vendor ("BeepMe") for a cash price of $130,000. The selling price includes all customers, software, computers, and equipment directly related to the production and broadcast of The Sports Page and The Score Page. BeepMe will assume all the direct vendors, supplies, and distributors related to the Sports Page and Score Page as of April 1, 2001. BeepMe will also assume the needed employees and related employee expenses, will use the Company office, and will be responsible for its telephone and utility expenses. As of June 30, 2001, the balance due from BeepMe related to the sales was $46,156.

Net gain recognized on this sale was as follows:

Total selling price                             $ 130,000

Add:  Liabilities assumed at its book value
        Deferred revenue                           58,050
Less:  Assets solt at its book value
        Property and equipment                    (11,619)
                                                ---------
        Gain on sales of business               $ 176,431
                                                =========


NOTE 4 - RESTRICTED CERTIFICATE OF DEPOSIT

As of June 30, 2001 and 2000, the Company had a certificate of deposit in the amount of $160,000 which is pledged as security for a note payable and is subject to withdrawal restrictions. The certificate of deposit was sold on August 12, 2001.

BEEPER PLUS, INC.

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

                                        2001          2002
                                      ______________________
Office furniture and equipment        $    -      $  156,119
Computer and related equipment             -         127,665
Leasehold improvement                      -          12,380
                                      ______________________
                                           -         296,164
Less: accumulated depreciation             -        (283,796)
                                      ______________________
                                           -          12,368

NOTE 6 - LINE OF CREDIT

The Company had a line of credit with a bank in the amount of $160,000, secured by a certificate of deposit. The line carried an interest rate of 2.00% over the CD rate (8.68% at June 30, 2001), matured on August 14, 2001, and required monthly interest payments. As of June 30, 2001 and 2000, outstanding borrowings against on this line were $159,931. The line of credit was closed and the certificate of deposit unencumbered as of August 12, 2001.


NOTE 7 - SHORT-TERM NOTES PAYABLE

Short-term notes payable included the following:

                                                            June 30,
                                                    _______________________
                                                      2001           2000
                                                    _________     _________
a.)  Notes payable to an officer,
     interest at 12% per annum, due
     on demand.  Unsecured                          $  13,000     $       -

b.)  Notes payable to a shareholder,
     non-interest bearing; due on
     demand.  Unsecured                                16,000        16,000

c.)  Notes Payable to a related party.
     Terms are open.                                   62,500             -
                                                    ---------     ---------
                                                    $  91,500     $  16,000
                                                    =========     =========

NOTE 8 - INCOME TAX

Income tax expense is comprised of the following:

                        2001          2000         1999
                      ____________________________________
    Current           $     -       $     -      $       -
    Deferred                -             -        108,150
                      ------------------------------------
       Total          $     -       $     -      $ 105,150
                      ====================================

BEEPER PLUS, INC.

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________


NOTE 8 - INCOME TAX (Continued)

Total income tax expense for year ended June 30, 1999 differed from the amounts computed by applying the U.S. federal statutory tax as a result of changes in valuation allowances on deferred tax assets.

As of June 30, 2001, the Company has net operating loss carryforwards, approximately, of $1,298,124 to reduce future taxable income. To the extent not utilized, the carryforwards will begin to expire through 2011. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The deferred net tax assets consist of the following at June 30:

                                                       2001        2000
Current deferred tax assets:
  Allowance for doubtful accounts                   $       -    $  18,194
  Deferred compensation and accrued vacation                -       29,004
  Deferred revenue                                          -       38,011
                                                            -       85,209
  Less: valuation allowance                                 -      (85,209)
                                                    $       -    $       -
Noncurrent deferred tax assets:
  Net operating loss carryforwards                  $ 441,362    $ 371,355
  Less:  valuation allowance                         (441,362)    (371,355)
                                                    ----------------------
                                                    $       -   $        -
                                                    ======================

NOTE 9 - COMMON STOCK TRANSACTIONS

On July 13, 2000, the Board of Directors authorized the issuance of 20,135 shares of common stock to all employees currently employed as of June 30, 2000 for their continued dedication and loyalty to the Company. The fair value of the stock was $0.07 per share, and the total compensation cost of $1,409 was accrued and charged to operations in the year ended June 30, 2000. The shares were issued in August 2000.

During the year ended June 30, 2000, the Company converted notes payable to related party of $20,000 into 500,000 shares of common stock at the market price on the date of conversion.

In August 1998, the Company repurchased 5,000 shares of its common stock for $3,370.

BEEPER PLUS, INC.

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________


NOTE 10 - STOCKS OPTIONS

Employee Stock Option Plan

The Company has a Stock Option Plan (the Plan) adopted by the stockholders in April 1989 pursuant to which there are 500,000 shares of common stock reserved for issuance and under which the Company may issue non-statutory, incentive or performance based stock options to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 100% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant. Prices for options granted to employees who own greater than 10% or more of the Company's stock is at least 110% of the market value at date of grant. At June 30, 2001 and 2000, no shares have been issued.

Non-plan Options

There were non-plan options issued to current directors and employees. During the years ended June 30, 2001 and 2000, the Company granted 100,000 and 1,200,000 options, respectively. As of those dates, there were 1,200,000 outstanding options. The options were granted with an exercise price of $0.04 per share which was the market price on the date of grant. The options vested immediately and began to expire in 2010. The weighted average fair value of options granted by the Company as of June 30, 2001 and 2000 was $0.01 and $0.02, respectively. None of these options have been exercised to date.

A summary of the status of stock options issued by the Company as of June 30, 2001 and 2000 is presented in the following table:

                                              2001                 2000
                                     __________________________________________
                                                Weighted    Weighted
                                       Number    Average     Number    Average
                                         of      Exercise      of      Exercise
                                      Options     Price      Options    Price
                                     __________________________________________
Outstanding at beginning of Year     1,200,000   $ 0.04            -    $    -
Granted                                100,000     0.04    1,200,000      0.04
Cancelled                             (100,000)    0.04            -         -
                                     ---------   ------    ---------    ------
Outstanding at end of Year           1,200,000   $ 0.04    1,200,000    $ 0.04
                                     =========   ======    =========    ======

Exercisable at end of Year           1,200,000   $ 0.04    1,200,000    $ 0.04
                                     =========   ======    =========    ======

The following table sets forth additional information about stock options outstanding at June 30, 2001:

                                 Weighted
                                  Average       Weighted
                                 Remaining       Average
  Exercise        Options       Contractual     Exercise      Options
   Price        Outstanding        Life          Price      Exercisable
_______________________________________________________________________

   $ 0.04        1,200,000      8.96 years      $ 0.04       1,200,000

BEEPER PLUS, INC.

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________


NOTE 10 - STOCKS OPTIONS (Continued)

The Company has elected to account for its stock-based compensation under APB Opinion No. 25 an accounting standard under which no related compensation was recognized in 2001 or 2000, the year of the grant; however, the Company has computed for pro forma disclosure purposes, the value of all options granted during the year ended June 30, 2001 and 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the weighted average assumptions as follows:

                                                       June 30,
                                                   2001       2000
                                                  _________________
Weighted average fair value per option granted    $ 0.01     $ 0.02
Risk-free interest rate                             2.50%      6.32%
Expected dividend yield                             0.00%      0.00%
Expected lives                                      2.00       2.00
Expected volatility                                 0.30       0.68

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                             2001       2000
                                                           ___________________
Net income (loss)-as reported                              $41,282   $(237,650)
Net income (loss)-pro forma                                 40,532    (261,660)
Basic and diluted net income (loss) per share-as reported     0.01       (0.06)
Basic and diluted net income (loss) per share-pro forma       0.01       (0.03)

There were no options were granted or outstanding during the year ended June 30, 1999.


NOTE 11 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. There were 1.2 million outstanding stock options excluded from the calculation of diluted earnings per share for year ended June 30, 2001 because they were anti-dilutive. However, these options could be dilutive in the future.

The following table sets forth the computation of basic and diluted earnings per share:

BEEPER PLUS, INC.

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________


NOTE 11 - NET INCOME (LOSS) PER SHARE (Continued)

                                                2001        2000         1999
                                             __________________________________
Net income (loss)                            $  41,282   $(237,650)   $(290,173)

Weighted average common shares outstanding   4,808,135   4,297,975    4,297,975

Basic and diluted net income (loss)
  per share                                  $    0.01   $   (0.06)   $   (0.07)
                                             ==================================

NOTE 12 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.


NOTE 13 - RELATED PARTY TRANSACTIONS

As disclosed in Note 7, the Company had notes payable to related parties in the amounts of $91,500 and $16,000 as of June 30, 2001 and 2000, respectively.


NOTE 14 - COMMITMENTS

OPERATING LEASES The Company leases its office facilities under a non-cancelable operating lease for $6,113 per month. The lease expires on June 30, 2001. Rent expense totaled $77,042, $71,023 and $73,838 for years ended June 30, 2001, 2000 and 1999, respectively. The Company subleased an office space to a non-related party for $1,100 per month on a month-to-month basis. Total rental income received for years ended June 30, 2001 and 2000 was $12,100 and $9,900, respectively.

    The Company also leases certain office equipment at $380 per month expiring in April 2002.

    As of June 30, 2001, the minimum lease payments under these leases are $3,800.

SALES CONTRACTS In January 1997, the Company signed a contract with a distributor in Northern California. This contract superseded a Distributorship Agreement originally signed in November 1987. The new contract requires the Company, beginning in June 1998, makes monthly payments of $16 to the distributor for each active customer in the territory area for a 10 year period. The distributor entitled to 32% of additional service fees collected from the customers within the territory. On May 31, 2008, the Company will pay, to the distributor, $100 for each active paging customer inside the territory on that date. The Company's rights, duties and obligations under the contract will also terminate at that time.

BEEPER PLUS, INC.

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________


NOTE 14 - COMMITMENTS (continued)

JOINT VENTURE AGREEMENT The Company agreed to terminate the News Information Joint Venture agreement with National Dispatch Center, Inc. ("NDC") on April 30, 2001. NDC will continue to remit to the Company all revenue NDC receives from its customers through July 31, 2001 for news information services rendered by NDC in the months of February, March and April 2001.


NOTE 15 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company is a going concerns. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company incurred a net loss, net of gain on sales of business, of $135,149, $237,650 and $290,173 for years ended June 30, 2001, 2000 and 1999, respectively, and as of June 30, 2001, the Company's current liabilities exceeded its current assets by $190,045.

During the year, the Company has sold its business and ceased operations. The Company presently has no operations and does not generate any revenue. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.