Form 10QSB
period 2001-09-30
BEEPER PLUS INC
filed 2002-10-28
CIK 793595

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the transition period from__________to___________

Commission file number: 33-5516-LA

                              Beeper Plus, Inc.
                              _________________
                (Name of small business issuer in its charter)


            Nevada                                              88-0219239
_______________________________                             ___________________
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


1515 Tropicana Ave, #775, Las Vegas, Nevada                       89119
________________________________________________                __________
 (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:    (702) 795-3601

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     [ ]      No   [X]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes     [ ]    No    [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 9/30/01 there were 4,808,135 $.01 par value shares:

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

ITEM 6. Exhibits and Reports on Form 8-K................................. 6

                        PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                              BEEPER PLUS, INC.
                                (UNAUDITED)
                       CONDENSED FINANCIAL STATEMENTS

                             September 30, 2001

                                   INDEX


                                                                          Page
                                                                          ____

Independent Auditor's Letter of Review..................................... F-1

Balance Sheets............................................................. F-2

Statement of Operations.................................................... F-3

Statement of Cash Flows.................................................... F-4

Notes to Unaudited Interim Financial Statements............................ F-5

To the Board of Directors and Stockholders
Beeper Plus, Inc.
Las Vegas, Nevada


We have reviewed the accompanying balance sheet of Beeper Plus, Inc. (a Nevada corporation), as of September 30, 2001, and the related statements of operations and cash flows for the three month periods ended September 30, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Beeper Plus, Inc.

A review consist principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements in order for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in the Note 2, certain conditions indicate the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


/s/Spector & Wong, LLP
Pasadena, California
October 8, 2002

BEEPER PLUS, INC.

BALANCE SHEETS



                                                     SEPTEMBER 30,    JUNE 30,
                                                         2001           2001
ASSETS                                                (Unaudited)    (Audited)
_____________________________________________________________________________

CURRENT ASSETS
    Cash                                             $    14,871    $     7,778
    Certificate of deposit                                     -        160,000
    Other current assets                                  32,256         47,256
                                                     --------------------------
         Total assets                                $    47,127    $   215,034
                                                     ==========================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts payable and accrued expenses                 38,918         53,165
    Accrued compensation and related taxes               100,483        100,483
    Notes payable, current portion                        91,500        251,431
                                                       ------------------------
         Total current liabilities                       230,901        405,079


Stockholders' Deficit
    Common stock, $.01 par value, 10,000,000
      shares authorized, 4,808,135 shares issued
      and outstanding                                     48,081         48,081
    Paid-in capital                                      965,158        965,158
    Accumulated deficit                               (1,193,643)    (1,199,914)
                                                       ------------------------
                                                        (180,404)      (186,675)
    Less treasury stock, at cost                          (3,370)        (3,370)
                                                       ------------------------
                                                        (183,774)      (190,045)

Total Liabilities and Stockholders' Deficit          $    47,127    $   215,034
                                                     ==========================


                    See notes to the financial statements

BEEPER PLUS, INC.

STATEMENT OF OPERATION

For three months ended SEPTEMBER 30,                     2001           2000
_______________________________________________________________________________
Sales                                                $         -    $   227,286

Costs of sales                                                 -        127,245
                                                     --------------------------
 Gross Profit                                                  -        100,041

Selling, general and administrative expenses               3,019        175,742

                                                     --------------------------
Operating (loss)                                          (3,019)       (75,701)
                                                     --------------------------


Other income (expenses)
    Interest and miscellanous income                      10,804          2,593
    Interest expense                                      (1,514)        (3,715)
                                                     --------------------------
                                                           9,920         (1,122)
                                                     --------------------------

 Net income <loss)                                   $     6,271    $   (76,823)
                                                      =========================
Loss per share-basic and diluted                     $      0.00   $      (0.02)
                                                     ==========================
Weighted average number of shares                      4,788,000      4,788,000
                                                     =========================


                    See notes to the financial statements

BEEPER PLUS, INC.

STATEMENT OF CASH FLOW


For the three months ended September 30,                  2001          2000
_______________________________________________________________________________
Cash Flow From Operating Activities:
    Net income (loss)                                $     6,271   $    (76,823)
    Adjustments to reconcile net income(loss)
     to net cash provided by(used in) operations:
     Depreciation and amortization                             -            892
     (Increase) decrease in:
      Accounts receivable, net                                 -          7,844
      Other receivables                                        -           (767)
      Prepaids and other current assets                   15,000          2,949

     Increase (decrease) in:
      Accounts payable and accrued expenses              (14,247)         6,092
      Accrued compensation and related expenses                -          3,264
      Deferred revenue                                         -         29,022
                                                      -------------------------
     Cash flows provided by (used in) operating
      activities                                           7,024        (27,527)
                                                      -------------------------


Cash Flow From Investing Activities:
    Purchase of property and equipment                        -          (2,962)
    Closing of certificate of deposit                   160,000               -
                                                      -------------------------
    Cash flows provided (used in)
     investing activities                               160,000          (2,962)
                                                      -------------------------


Cash Flow From Financing Activities:
    Advance from related party                                -          50,000
    (Payments) on line of credit                       (159,931)              -
                                                      -------------------------
   Cash flows provided by (used in)
    financing activities                               (159,931)         50,000
                                                      -------------------------


  Net increase in cash                                     7,093         19,511

Cash balance at beginning of period                        7,778         35,220
                                                      -------------------------
Cash balance at end of period                        $    14,871    $    54,731
                                                      =========================

Supplemental Disclosures of Cash Flow Information
  Interest Paid                                      $     3,593    $     3,715

Supplemental Schedules of Noncash Investing and
   Financing Activities
  Issued stock for a liability                       $         -    $     1,400


                    See notes to the financial statements

BEEPER PLUS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
_______________________________________________

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Beeper Plus, Inc. (the "Company") historically disseminated sports and news information directly to customers nationwide through band held pagers by utilizing contracted paging services. The Company also utilized independent distributors to provide information to clients within the United States. In April 2001, the Company sold its business to a vendor and did not commence any operations since then.

A summary of significant accounting policies follows.

Presentation of Interim Information

In the Opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the three months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2001.

Extinguishments of Liabilities

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 requires that a liability be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Therefore, a liability is not considered extinguished by an in-substance defeasance.

BEEPER PLUS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
_______________________________________________

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement updates, clarifies and simplifies existing accounting pronouncements. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item should be reclassified. Provisions of the Statement related to the amendment of Statement No. 13 should be applied for transactions occurring after May 15, 2002, and all other provisions should be applied for financial statements issued on or after May 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

In June 2002, FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

NOTE 2-CONTINUING OPERATIONS

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Presently, the Company is not operating and expects no fund will be generated from operations in the near future. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

BEEPER PLUS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
_______________________________________________

NOTE 3-EXTINGUISHMENT OF DEBT

In July 2001, the Company extinguished an account payable of $6,490 which was included in other income.

NOTE 4-LINE OF CREDIT

The Company had a line of credit with a bank in the amount of $160,000, secured by a certificate of deposit. The line carried an interest rate of 2.00% over the CD rate (8.68% at July 31, 2001), matured on August 14, 2001, and required monthly interest payments. The line of credit was closed and the certificate of deposit unencumbered as of August 12, 2001.

NOTE 5-NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for three months ended September 30, 2001 and 2000 was $0.00 and $0.02, respectively. There were 1.2 million outstanding stock options excluded from the calculation of diluted net loss per share because their effects would be antidilutive. However, these options could be dilutive in the future.

NOTE 6-SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has no operating segments in 2001 and has only one segment in 2000; accordingly, detailed information of the reportable segment is not presented.

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

Results of Operations

Pursuant to a Purchase and Sale transaction, effective as of April 1, 2001, the Company sold its paging business known as The Sports Page and Score Page to BeepMe, a third party vendor and creditor of the Company. As a consequence of the sale of its paging business, the Company ceased business operations in the paging business and is currently seeking new business opportunities through acquisitions or a merger.

The Company historically generated operating revenues by the dissemination of sports and news information through the utilization of contracted paging services directly to customers nationwide, including Hawaii, Alaska and the Caribbean, through a hand-held alpha-numeric pagers called The Sports Page and The Front Page. The Company also utilized independent distributors to provide The Sports Page to clients in two locations throughout the United States. The distributors in each territory entered into Distribution Agreements, which provided that a percentage or minimum as per their contract of gross revenues earned by the distributor was paid to the Company. Also pursuant to the Agreement, the distributor was typically required to pay the Company a minimum monthly fee, thus, the Company was attempting to ensure a minimum monthly revenue for the Company.


For the Quarter ended September 30, 2001, Beeper generated $0.00 revenues, as compared to $227,286 for the quarter ended September 30, 2000 representing a 100% decrease in revenues. This significant decrease in revenues was in fact due to the Company's sale of its paging business and services, which was its only revenue generating source.

The following tables set forth selected information from the Condensed Statements of Operations for the three month periods ended September 30, 2001 and 2000, and Condensed Balance Sheets as of June 30, 2001 and ending September 30, 2001.

Selected Statement of Operations Information

                                             For the Three Month Periods Ended
                                              September              September
                                              30, 2001               30, 2000
                                             (Unaudited)            (Unaudited)
Total Revenue                              $       -0-              $   227,286
Total Expenses                                  3,019                   175,742
Income (Loss) From Operations                  (3,019)                  (75,701)
Total Other Income (Expenses)                  10,804                    (1,122)
Net Profit (Loss)                          $    6,271               $    (1,122)

Selected Balance Sheet Information
                                                           As of
                                              September                June
                                              30, 2001               30, 2001
                                             (Unaudited)             (Audited)

Total Assets                               $    47,127              $   215,034
Total Liabilities                              230,901                  405,079
Accumulated deficit                         (1,193,643)              (1,199,914)
Net Stockholders' (Deficit)                $  (183,774)             $  (190,045)

Operating expenses were $3,019 for the three months ended September 30, 2000 and $302,987 for September 30, 2000, representing a decrease in operating expenses of $299,968 or approximately 99.6%. This decrease was a result of the Company's sale of its paging business and services.

Net income from operations for the three months ended September 30, 2001, at $6,271 compared to a net income of ($76,823) at September 30, 2000. This increase in the net income was due in part to the fact that the Company sold its paging business and eliminated a significant portion of its administrative costs.

The Company realized a 100% decrease in the cost of sales for the three months ended September 30 2001, as compared to the three months ended September 30, 2000. As at September 30, 2001, there were $0.00 costs incurred by the Company regarding the sales of its product or services as compared to $127,245 as at September 30, 200. This significant decrease in cost of sales was due to the fact, that upon the Company's sale of its paging business, there were no goods or services sold.

Liquidity and Capital Resources

For the three month unaudited period ending September 30, 2001, the Company had $14,871 in cash and cash equivalents, as compared to $7,778 for the audited period ending June 30, 2001.

Net cash provided by operating activities for the three months ended September 30, 2001, was $7,024 as compared to net cash of ($27,527) for the three months ended September 30, 2000. This increase was due the Company's sale of its paging business and services, thus eliminating operating losses and the recoupment of prepaids and other current assets.


Cash flows provided by investing activities for the three months ended September 30, 2001, was $160,000 as compared to ($2,962) for the three months ended September 30, 2000. This increase was due to release of the Company's certificate of deposit of $160,000 after it closed its line of credit.

Net cash used in financing activities for the three months ended September 30, 2001, was ($159,931), as compared to $50,000 for the three months ended September 30, 2000. The decrease was due to the Company's retirement of its line of credit of $159,931.

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

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a) Form 8-K

         The Company filed a Report on Form 8-K on January 18, 2002 announcing the sale of The Sports Page to BeepMe, a third party vendor, the change of Hein + Associates, LLP as the Company's auditors and the engagement of Harold Y. Spector, CPA as its new auditor.

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

Date: October 28, 2002

* Print name and title of the signing officer under his signature.