Form 10QSB
period 2001-12-31
BEEPER PLUS INC
filed 2002-10-28
CIK 793595

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended December 31, 2001

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 12/31/01 there were 4,808,135 $.01 par value shares:

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

ITEM 3. Defaults Upon Senior Securities.................................. 6

ITEM 4. Submission of Matters to a Vote of Security Holders.............. 6

ITEM 5. Other Information................................................ 6

ITEM 6. Exhibits and Reports on Form 8-K................................. 6

                        PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                              BEEPER PLUS, INC.
                                (UNAUDITED)
                            FINANCIAL STATEMENTS

                             December 31, 2001

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

Statement of Operations.................................................... F-3

Statement of Cash Flows.................................................... F-4

Notes To Unaudited Interim Financial Statements............................ F-5

To the Board of Directors and Stockholders
Beeper Plus, Inc.
Las Vegas, Nevada


We have reviewed the accompanying balance sheet of Beeper Plus, Inc. (a Nevada corporation), as of December 31, 2001, and the related statements of operations for the three month and six month periods ended December 31, 2001 and 2000, and the related statements of cash flows for the six month periods ended December 31, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Beeper Plus, Inc.

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


/s/Spector & Wong, LLP
Pasadena, California
October 8, 2002

BEEPER PLUS, INC.
Balance Sheets

                                                December 31,       June 30,
                                                    2001             2001
ASSETS                                          (Unaudited)       (Audited)
____________________________________________________________________________
Current Assets
  Cash                                          $    24,580      $     7,778
  Certificate of Deposit                                  -          160,000
  Other Current Assets                               14,100           47,256
                                                 ---------------------------
   Total Assets                                 $    38,680      $   215,034
                                                 ===========================


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable and accrued expenses         $    37,602      $    53,165
  Accrued compensation and related taxes            100,483          100,483
  Notes Payable, current portion                     91,500          251,431
                                                 ---------------------------
   Total current liabilities                        229,585          405,079

Stockholders' Deficit
  Common Stock, $0.01 par value, 10,000,000
    shares authorized, 4,808,135 shares issued
    and outstanding                                  48,081           48,081
  Paid-in Capital                                   965,158          965,158
  Accumulated deficit                            (1,200,774)      (1,199,914)
                                                 ---------------------------
                                                   (187,535)        (186,675)
  Less: treasury stock, at cost                      (3,370)          (3,370)
                                                 ---------------------------
                                                   (190,905)        (190,045)

Total Liabilities and Stockholders' Deficit     $    38,680      $   215,034
                                                 ===========================


                    See notes to the financial statements


BEEPER PLUS, INC.
Statement of Operations

                                      For Three Months ended           For Six Months ended
                                             December 31,                  December 31,
                                          2001          2000            2001          2000
______________________________________________________________________________________________
Sales                                 $         -    $   202,020    $         -    $   429,306

Cost of Sales                                   -         65,993              -        193,238
                                       -------------------------------------------------------
  Gross Profit                                  -        136,027              -        236,068


Selling, general and administrative         6,741        174,990          9,760        350,732
                                       -------------------------------------------------------
  Operating (loss)                         (6,741)       (38,963)        (9,760)      (114,664)
                                       -------------------------------------------------------
Other Income (Expenses)
  Interest and miscellaneous income             -          8,206         10,804         10,799
  Interest Expenses                          (390)        (2,954)        (1,904)        (6,669)
                                       -------------------------------------------------------
                                             (390)         5,252          8,900          4,130
                                       -------------------------------------------------------

  Net (loss)                          $    (7,131)   $   (33,711)   $      (860)   $  (110,534)
                                       =======================================================
Loss per share-basic and diluted      $     (0.00)   $     (0.01)   $     (0.00)   $     (0.02)
                                       =======================================================
Weighted Average Number of Shares       4,788,000      4,788,000      4,788,000      4,788,000


                    See notes to the financial statements

BEEPER PLUS, INC.
Statement of Cash Flows

For Six Months ended December 31,                    2001            2000
____________________________________________________________________________
Cash Flow From Operating Activities:
  Net (loss)                                      $    (860)     $  (110,534)
  Adjustments to reconcile net (loss) to net
     cash provided by (used in) operations:
    Depreciation and amortization                         -            3,079
    Accumulated depreciation adjustment                   -              (52)
    (Increase) Decrease in:
      Accounts Receivable, net                            -           (1,308)
      Prepaids and other current assets              33,156            3,211
    Increase (Decrease) in:
      Accounts Payable and accrued expenses         (15,563)          17,875
      Accrued compensation and related expenses           -            8,450
      Deferred Revenue                                    -             (208)
                                                 ---------------------------
Cash flows provided by (used in)
   operating Activities                              16,733          (79,487)
                                                 ---------------------------
Cash Flow From Investing Activities:
  Purchase of Property and Equipment                      -           (3,217)
  Closing of certificate of deposit                 160,000                -
                                                 ---------------------------
Cash flows provided by (used in)
   investing activities                             160,000           (3,217)
                                                 ---------------------------
Cash Flow From Financing Activities:
  Advance from related parties                            -           68,500
  (Payments) on line of credit                     (159,931)               0
                                                 ---------------------------
Cash flows provided by (used in)
   financing activities                            (159,931)          68,500
                                                 ---------------------------
Net increase (decrease) in cash                      16,802          (14,204)

Cash at beginning of period                           7,778           35,220
                                                 ---------------------------
Cash at end of period                           $    24,580           21,016
                                                 ===========================
Supplemental disclosures of Cash Flow
    Information
  Interest Paid                                 $     4,823      $     6,669
                                                 ===========================
Supplemental Schedules of Noncash Investing
     and Financing Activities
  Issued stock for a liability                  $         -      $     1,409
                                                 ===========================


                    See notes to the financial statements

BEEPER PLUS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
_______________________________________________


NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Beeper Plus, Inc. (the "Company") historically disseminated sports and news information directly to customers nationwide through band held pagers by utilizing contracted paging services. The Company also utilized independent distributors to provide information to clients within the United States. In April 2001, the Company sold its business to a vendor and did not operate since then.

A summary of significant accounting policies follows.

Presentation of Interim Information

In the Opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2001, and the results of operations for the three and six months ended December 31, 2001 and 2000, and the cash flows for the six months ended December 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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


NOTE 3-NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share was $0.00 and $0.01 for three months ended December 31, 2001 and 2000, respectively, and was $0.00 and $0.02 for six months ended December 31, 2001 and 2000. There were
1.2 million outstanding stock options excluded from the calculation of diluted net loss per share because their effects would be antidilutive. However, these options could be dilutive in the future.

BEEPER PLUS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
_______________________________________________


NOTE 4-SEGMENT INFORMATION

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

For the Quarter ended December 31, 2001, Beeper generated $0.00 revenues, as compared to $202,020 for the quarter ended December 31, 2000 representing a !00% decrease in revenues. This significant decrease in revenues was in fact due to the Company's sale of its paging business and services, which was its only revenue generating source.

The following tables set forth selected information from the Condensed Statements of Operations for the three month periods ended December 31, 2001 and 2000, and Condensed Balance Sheets as of June 30, 2001 and ending December 31, 2001.

Selected Statement of Operations Information

                                           For the Three Month Periods Ended
                                             December              December
                                             31, 2001              31, 2000
                                            (Unaudited)           (Unaudited)
                                            ___________           ___________
Total Revenue                               $        -0-          $   202,020
Total Expenses                                    6,741               240,983
Income (Loss) From Operations                    (6,741)              (38,963)
Total Other Income (Expenses)                     (3990)                5,252
Net Profit (Loss)                           $    (7,131)          $   (33,711)

Selected Balance Sheet Information
                                                           As of
                                             December                 June
                                             31, 2001               30, 2001
                                            (Unaudited)             (Audited)
                                            ___________             _________
Total Assets                                $    38,680           $   215,034
Total Liabilities                               229,585               405,079
Accumulated deficit                          (1,200,774)           (1,199,914)
Net Stockholders' (Deficit)                 $  (190,905)          $  (190,045)

Operating expenses were $6,741 for the three months ended December 31, 2001 and $240,983 for December 31, 2000, representing a decrease in operating expenses of $234,242 or approximately 97.2%. This decrease was a result of the Company's sale of its paging business and services.

Net loss from operations for the three months ended December 31, 2001, at $6,271 compared to a net loss of $76,823 at December 31, 2000. This decrease in the net loss was due in part to the fact that the Company sold its paging business and eliminated a significant portion of its administrative costs.

The Company realized a 100% decrease in the cost of sales for the three months ended December 31 2001, as compared to the three months ended December 31, 2000. As at December 31, 2001, there were $0.00 costs incurred by the Company regarding the sales of its product or services as compared to $65,993 as at December 31, 2000. This significant decrease in cost of sales was due to the fact, that upon the Company's sale of its paging business, there were no goods or services sold.

Liquidity and Capital Resources

For the three month unaudited period ending December 31, 2001, the Company had $24,580 in cash and cash equivalents, as compared to $7,778 for the audited period ending June 30, 2001.

Net cash provided by operating activities for the six months ended December 31, 2001, was $16,733 as compared to net cash of ($79,487) for the six months ended December 31, 2000. This increase was due the Company's sale of its paging business and services, thus eliminating operating losses and the recoupment of prepaids and other current assets.

Cash flows provided by investing activities for the six months ended December 31, 2001, was $160,000 as compared to ($3,217) for the six months ended December 31, 2000. This increase was due to the release of the Company's certificate of deposit of $160,000.

Net cash used in financing activities for the six months ended December 31, 2001, was ($159,931), as compared to $68,500 for the six months ended December 31, 2000. The decrease was due to the Company's retirement of its line of credit of with a balance of $159,931.

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