Form 10QSB
period 2002-03-31
BEEPER PLUS INC
filed 2002-10-28
CIK 793595

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended March 31, 2002

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

ITEM 6. Exhibits and Reports on Form 8-K................................. 6

                        PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                              BEEPER PLUS, INC.
                                (UNAUDITED)
                       CONDENSED FINANCIAL STATEMENTS

                               March 31, 2001

                                   INDEX


                                                                          Page
                                                                          ____

Independent Auditor's Letter of Review................................... F-1

Balance Sheets............................................................F-2

Statement of Operations.................................................. F-3

Statement of Cash Flows.................................................. F-4

Notes to Condensed Financial Statements.................................. F-5

To the Board of Directors and Stockholders
Beeper Plus, Inc.
Las Vegas, Nevada


We have reviewed the accompanying balance sheet of Beeper Plus, Inc. (a Nevada corporation), as of March 31, 2002, and the related statements of operations for the three month and nine month periods ended March 31, 2002 and 2001, and the related statements of cash flows for the nine month periods ended March 31, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Beeper Plus, Inc.

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


/s/Spector & Wong, LLP
Pasadena, California
October 8, 2002

BEEPER PLUS, INC.
Balance Sheets

                                                  March 31,        June 30,
                                                    2002             2001
ASSETS                                           (Unaudited)       (Audited)
____________________________________________________________________________
Current Assets
  Cash                                          $    18,468      $     7,778
  Certificate of Deposit                                  -          160,000
  Other Current Assets                                1,100           47,256
                                                ----------------------------
   Total Assets                                 $    19,568      $   215,034
                                                ============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable and accrued expenses         $    35,663      $    53,165
  Accrued compensation and related taxes            100,483          100,483
  Notes payable, current portion                     78,000          251,431
                                                ----------------------------
   Total Current Liabilities                        214,146          405,079

Stockholders' Deficit
  Common Stock, $0.01 par value, 10,000,000
   shares authorized, 4,808,135 shares issued
   and outstanding                                   48,081           48,081
  Paid-in Capital                                   965,158          965,158
  Accumulated Deficit                            (1,204,447)      (1,199,914)
                                                ----------------------------
                                                   (191,208)        (186,675)
  Less: Treasury Stock, at cost                      (3,370)          (3,370)
                                                ----------------------------
                                                   (194,578)        (190,045)

Total Liabilities and Stockholders' Deficit     $    19,568      $   215,034
                                                ============================


                    See notes to the financial statements


BEEPER PLUS, INC.
SATEMENT OF OPERATIONS

                                      For Three Months ended          For Nine Months ended
                                               March 31,                     March 31,
                                          2002          2001            2002          2001
_______________________________________________________________________________     __________
Sales                                 $         -    $   130,884    $         -    $   560,190

Cost of Sales                                   -         62,394              -        255,632
                                      --------------------------------------------------------
Gross Profit                                    -         68,490              -        304,558
                                      --------------------------------------------------------

Selling general and administrative          5,082        121,362         14,842        472,094
                                      --------------------------------------------------------
  Operating (loss)                         (5,082)       (52,872)       (14,842)      (167,536)
                                      --------------------------------------------------------
Other Income (Expenses)
  Interest and miscellaneous income         1,799          3,538         12,603         14,337
  Interest expenses                          (390)        (5,302)        (2,294)       (11,971)
                                      --------------------------------------------------------
                                            1,409         (1,764)        10,309          2,366
                                      --------------------------------------------------------
  Net Loss                            $    (3,673)   $   (54,636)   $    (4,533)   $  (165,170)
                                      ========================================================
Loss per share-basic and diluted      $     (0.00)   $     (0.01)   $     (0.00)   $     (0.03)
                                       ==========     ==========     ==========     ==========
Weighted Average Number of Shares       4,788,000      4,788,000      4,788,000      4,788,000
                                       ==========     ==========     ==========     ==========


                    See notes to the financial statements

BEEPER PLUS, INC.
STATEMENT OF CASH FLOWS

For Nine Months ended March 31,                     2002            2001
____________________________________________________________________________
Cash Flow From Operating Activities:
  Net (loss)                                    $    (4,533)     $  (165,170)
  Adjustments to reconcile net (loss) to net
  cash provided by (used in) operations:
   Depreciation and amortization                          -            4,618
   Accumulated depreciation adjustment                    -              (52)
   Decrease in:
     Accounts receivable, net                             -            7,040
     Prepaids and other current assets               46,156            3,978
   Increase (Decrease) in:
     Accounts payable and accrued expenses          (17,502)          32,282
     Accrued compensation and related expenses            -           22,131
     Deferred revenue                                     -          (12,312)
                                                ----------------------------
 Cash flows provided by (used in)
  operating activities                               24,121         (107,485)
                                                ----------------------------
Cash Flow From Investing Activities:
  Purchase of property and equipment                      -           (3,217)
  Closing of certificate of deposit                 160,000                -
                                                ----------------------------
 Cash flows provided by (used in)
  investing activities                              160,000           (3,217)
                                                ----------------------------
Cash Flow From Financing Activities:
  Advance from related parties                        7,500           78,500
  (Repayments) to related parties                   (21,000)               -
  (Payments) on line of credit                     (159,931)               0
                                                ----------------------------
Cash flows provided by (used in)
  financing activities                             (173,431)          78,500
                                                ----------------------------
 Net Increase (Decrease) in cash                     10,690          (32,202)
Cash as beginning of period                           7,778           35,220
                                                ----------------------------
Cash at end of period                           $    18,468      $     3,018
                                                ============================

Supplemental Disclosures of Cash
   Flow Information
  Interest Paid                                 $     5,343      $     9,120

Supplemental Schedules of Noncash Investing
   and Financing Activities
  Issued stock for a liability                  $         -      $     1,409



                    See notes to the financial statements

BEEPER PLUS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
_______________________________________________

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Beeper Plus, Inc. (the "Company") disseminates sports and news information directly to customers nationwide through band held pagers by utilizing contracted paging services. The Company also utilizes independent distributors to provide information to clients within the United States. In April 2001, the Company sold its business to a vendor and did not operate since then.

A summary of significant accounting policies follows.

Presentation of Interim Information

In the Opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of operations for the three and nine months ended March 31, 2002 and 2001, and the cash flows for the nine months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

For the Quarter ended March 31, 2002, Beeper generated $0.00 revenues, as compared to $130,884 for the quarter ended March 31, 2001 or a decrease of 100%. This significant decrease in revenues was in fact due to the Company's sale of its paging business and services, which was its only revenue generating source.

The following tables set forth selected information from the Condensed Statements of Operations for the three month periods ended March 31, 2002 and 2001, and Condensed Balance Sheets as of June 30, 2001 and ending March 31, 2002.

Selected Statement of Operations Information

                                    For the Three Month Periods Ended
                                    _________________________________
                                      March                 March
                                    31, 2002              31, 2001
                                   (Unaudited)           (Unaudited)
                                   ___________           ___________

Total Revenue                      $       -0-           $  130,884
Total Expenses                          5,082               183,756
Income (Loss) From Operations          (5,082)              (52,872)
Total Other Income (Expenses)           1,409                (1,764)
Net Profit (Loss)                  $   (3,673)           $  (54,636)


Selected Balance Sheet Information
                                             As of
                                      March         June
                                    31, 2002      30, 2001
                                    (Unaudited)   (Audited)
                                    ________      ________

Total Assets                        $    19,568    $   215,034
Total Liabilities                       214,146        405,079
Accumulated deficit                  (1,204,447)    (1,199,914)
Net Stockholders' (Deficit)         $  (194,578)   $  (190,045)

Operating expenses were $5,082 for the three months ended March 31, 2002 and $183,756 for March 31, 2001, representing a decrease in operating expenses of $178,674 or approximately 97.2%. This decrease was a result of the Company's sale of its paging business and services.

The Company incurred a net loss from operations for the three months ended March 31, 2002, of $3,673 as compared to a net loss of $54,636 at March 31, 2001.
This decrease in the net loss was due in part to the fact that the Company sold its paging business and eliminated a significant portion of its administrative costs.

The Company realized a 100% decrease in the cost of sales for the three months ended March 31 2002, as compared to the three months ended March 31, 2001. As at March 31, 2002, there were $0.00 costs incurred by the Company regarding the sales of its product or services as compared to $62,394 as at March 31, 2001. This significant decrease in cost of sales was due to the fact, that upon the Company's sale of its paging business, there were no goods or services sold.

Liquidity and Capital Resources

For the three month unaudited period ending March 31, 2002, the Company had $18,468 in cash and cash equivalents, as compared to $7,778 for the audited period ending June 30, 2001.

Net cash provided by operating activities for the nine months ended March 31, 2002, was $24,121 as compared to net cash of ($107,485) for the nine months ended March 31, 2001. This increase was due the Company's sale of its paging business and services, thus eliminating operating losses and the recoupment of prepaids and other current assets.

Cash flows provided by investing activities for the nine months ended March 31, 2002, was $160,000 as compared to ($3,217) for the nine months ended March 31, 2001. This increase was due to release of the Company's certificate of deposit of $160,000 after it closed its line of credit.

Net cash used in financing activities for the nine months ended March 31, 2002, was ($173,431), as compared to $78,500 for the nine months ended March 31, 2001. The decrease was due to the Company's retirement of its line of credit of $159,931 and the repayment of debts to related parties.

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

Date:  October 25, 2002

* Print name and title of the signing officer under his signature.