Form 10-K
period 2001-06-30
BEEPER PLUS INC
filed 2002-12-05
CIK 793595

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2002
                                   -------------

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

         Commission File Number:  33-5516-LA

                              Beeper Plus, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Nevada                                          88-0219239
------------------------                  ------------------------------------
(State of Incorporation)                  (IRS Employer Identification Number)

1515 Tropicana Ave., #775  Las Vegas, NV                               89119
------------------------------------------                          ----------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code:  (702) 795-3601
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


As of November 25, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $9,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 4,808,135 $.01 par value

                               Beeper Plus, Inc.
                                  Form 10-K
                                June 30, 2002


                               TABLE OF CONTENTS
                                                                            Page

                                  PART I

ITEM 1.   Business                                                             1

ITEM 2.   Properties                                                           2

ITEM 3.   Legal Proceedings                                                    2

ITEM 4.   Submission of Matters to a Vote of Security Holders                  2

                                  PART II

ITEM 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters                                                2

ITEM 6.   Selected Financial Data                                              3

ITEM 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                4

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk            6

ITEM 8.   Financial Statements and Supplementary Data                          6

ITEM 9.   Changes In and Disagreements with Accountants
            On Accounting and Financial Disclosure                             6

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant                   7

ITEM 11.  Executive Compensation                                               8

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                           8

ITEM 13.  Certain Relationships and Related Transactions                       9

                                 PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K     9

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

Pursuant to a Purchase and Sale transaction, on March 19, 2001, effective as of April 1, 2001, we sold our paging business known as The Sports Page and Score Page to BeepMe, a third party vendor and creditor ours. As a consequence of the sale of our paging business, we ceased business operations in the paging business.

We are currently seeking a new business opportunities through acquisitions or a merger.

Competition

The dissemination of sports and news information is a competitive industry. There are a number of entities that were in direct or indirect competition with us in disseminating sports information. There are a number of enterprises that provide sports information through a number of traditional channels such as newspapers and television, and now through new media such as the Internet and wireless hand-held devices and PDAs, two-way pagers and mobile phones. Several disseminate sports information through a hand-held pager in a similar fashion as we did, while others feed sports information through cable television sports channels, commercial television sports news programs, sports information periodicals, the sports section of newspapers and radio, direct dial "900" score lines and online computer services. No one outlet dominates any of these channels. New technologies and providers have made the dissemination of information at any time and anywhere easy and convenient for any user to access sports information on a timely basis.

Intellectual Property

We had invested significantly in building our Sports Page and Score Page brands. We did not register any of our trademarks, nor did we investigate whether we had infringed third party trademark rights.

Employees

As of June 30, 2002, we had no employees.


ITEM 2.  PROPERTIES

We own no real property and we currently utilize office space contributed by Mr. Frank DeRenzo, one of our directors, at no charge to us.

We had leased office space, located at 3900 Paradise Rd., Suite 201, Las Vegas, Nevada 89109 at the rate of $6,113 per month. The lease expired on June 30, 2001.

We sublet office space to a non-related party for $1,100 per month on a month to month basis.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Our Common Stock, par value $.001, currently trades in the NASD Pink Sheets. Our initial registration statement was declared effective by the Securities and Exchange Commission on June 20, 1986. As of our fiscal year ended June 30, 2002, there were approximately 400 shares traded through the National Association of Securities Dealers.

The market price information for our common equity pursuant to Item 201(a)(i)(iii) for each fiscal quarter from the first quarter beginning July 1, 2000, through June 30, 2002, and the interim period ending September 30, 2002, was as follows:

                                   Bid Price         Asked Price
                                  High     Low       High     Low
                                  ----     ---       ----     ---

   9-30-2000    First Quarter      .07    .04         .08     .05
  12-31-2000    Second Quarter     .03    .02         .06     .05
   3-31-2001    Third Quarter      .03    .02         .06     .05
   6-30-2001    Fourth Quarter     .02    .01         .04     .02
   9-30-2001    First Quarter      .02    .01         .04     .02
  12-31-2001    Second Quarter     .02    .01         .04     .02
   3-31-2002    Third Quarter      .02    .01         .04     .02
   6-30-2002    Fourth Quarter     .01    .004        .03     .02
   9-30-2002    First Quarter      .01    .004        .03     .02

The above bid and asked quotations represent prices between dealers and does not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

No dividends have been declared with respect to the Common Stock since our inception, and we don't anticipate paying dividends in the foreseeable future. However, there are no restrictions on our ability to declare dividends on our Common Stock.

On June 30, 2002, the approximate number of holders of record of our $.001 par value Common Stock was 258.

ITEM 6.  SELECTED FINANCIAL DATA

                                                Year ended June 30
                                        2002         2001          2000
                                        ----         ----          ----
Results of Operations Data
  Operating Revenue                 $        0   $  594,470   $  755,511
  Net Income (Loss)                    (12,153)      41,282     (237,650)
  Net Income (Loss)
   Per Common Share Outstanding           (.00)         .01         (.06)
Balance Sheet Data
  Total Assets                          11,694      215,034      233,460
  Total Liabilities                    213,892      405,079      466,196
  Stockholders' Equity (deficit)      (202,198)    (190,045)    (232,736)
  Long-term Debt                             0            0            0

We have not paid any dividends on its stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the fiscal year ended June 30, 2002 compared to fiscal year ended June 30, 2001

Revenues

Revenues decreased to $0 for the fiscal year ended June 30, 2002, from $594,470 for the fiscal year ended June 30, 2001, representing a decline in revenue of 100% in fiscal 2002. Our Statement of Operations reflects a net loss of $12,153 for the fiscal year ended June 30, 2002, compared to net income of $41,282 for the fiscal year ended June 30, 2001.

The drop in revenues from 2001 to 2002 was primarily due to the sale of our Sports Page and Score Page business in April of 2001, which represented our primary source of revenues.

We are in the process of identifying and developing new business ventures and/or business partners through acquisitions or mergers.

Operating Cost and Expenses

Cost of revenue has decreased from $239,756 for the fiscal year ended June 30, 2001, compared to $0 for the fiscal year ended June 30, 2002. The decrease in costs and expenses was primarily due to the sale of our business operations.

General and Administrative Expenses

General and administrative expenses consists primarily of personnel and related costs and administrative expenses including rent, utilities and postage, as well as marketing. General and administrative expenses have decreased from $508,387 for the fiscal year ended June 30, 2001 to $26,320 for the fiscal year ended June 30, 2002. No salaries or wages were paid during the fiscal period.

Liquidity and Capital Resources

We had a working capital deficit of $202,198 at June 30, 2002, compared to a working capital deficit of $190,045 at June 30, 2001. For the fiscal year ended June 30, 2002, cash used in operating activities was $28,809, as compared to $183,568 for the fiscal year ended June 30, 2001. For the fiscal year ended June 30, 2002, investing activities provided $206,156 as compared to providing $80,626 for the fiscal year ended June 30, 2001. For the fiscal year ended June 30, 2002, financing activities used $173,431 primarily from the retirement of a line of credit or approximately $160,000. Net cash increased by $3,916 for the fiscal year ended June 30, 2002 as compared to a decrease of $27,442 for the fiscal year ended June 30, 2001.

At June 30, 2000, we secured a line of credit with Community Bank of Nevada in the amount of $160,000, with a maturity date of August 14, 2001, secured by the certificate of deposit in the amount of $160,000. The line of credit carried an interest rate of 2.00% over the certificate of deposit rate (8.68% at June 30, 2001), matured on August 14, 2001, and required monthly interest payments. As of June 30, 2001, outstanding borrowings against this line of credit was $159,931. The line of credit was closed and the proceeds from the certificate of deposit were used to pay down the line of credit as of August 13, 2001.

During the year ended June 30, 2002, we had short-term payables of, a $7,000 Note, unsecured, at an interest rate of 12% per annum, a $16,000 Note, unsecured, non-interest bearing, due on demand and an open term, $55,000 Note Payable.

We generated $0 revenues for fiscal year ended June 30, 2002 and a net loss of $12,153 for the fiscal year ended June 30, 2002, resulting in an accumulated deficit of $1,212,067 at June 30, 2002. Our ability to continue as a going concern is ultimately dependent on our ability to obtain another business venture and/or business partners and additional financing. We may choose to raise additional cash through the sale of equity or debt and obtain another business venture through a merger or acquisition. No assurance can be given that we will be successful in these efforts. We have no plans to pay dividends with respect to Common Stock in the foreseeable future.

Results of Operations for the fiscal year ended June 30, 2001 compared to fiscal year ended June 30, 2000

Revenues

Revenues decreased to $594,470 for the fiscal year ended June 30, 2001, from $755,511 for the fiscal year ended June 30, 2000, representing a decline in revenue of $161,041 in fiscal 2001. Our Statement of Operations reflects net income of $41,282 for the fiscal year ended June 30, 2001, compared to a net loss of $237,640 for the fiscal year ended June 30, 2000.

The drop in revenues from 2000 to 2001 was primarily due to the sale of Our Sports Page and Score Page business in April of 2001, which represented our primary source of revenues. The net income was a result of a $176,431 gain we received from the sale of our business interests.

We are in the process of identifying and developing new business ventures and or business partners through acquisitions or mergers.

Operating Cost and Expenses

Cost of revenue consists primarily of the cost of acquiring data from information service providers, and wire services, wireless and satellite connectivity. Cost of revenue has decreased from $321,041 for the fiscal year ended June 30, 2000, compared to $239,756 for the fiscal year ended June 30, 2001. Cost of revenue as a percentage of revenue was 42.5% and 40.3% for the fiscal years ended June 30, 2000 and 2001 respectively. The decrease cost and expenses was primarily due to the sale of our business operations.

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

Liquidity and Capital Resources

We had a working capital deficit of $190,045 at June 30, 2001, compared to a working capital deficit of $259,154 at June 30, 2000. For the fiscal year ended June 30, 2001, cash used in operating activities was $183,568, as compared to $4,546 for the fiscal year ended June 30, 2000. For the fiscal year ended June 30, 2001, investing activities provided $80,626 as compared to using $3,080 for the fiscal year ended June 30, 2000. For the fiscal year ended June 30, 2001, financing activities provided $75,500 primarily from proceeds of notes payable. Net cash decreased by $27,442 for the fiscal year ended June 30, 2001 as compared to an increase of $2,374 for the fiscal year ended June 30, 2000.

At June 30, 2000, we secured a line of credit with Community Bank of Nevada in the amount of $160,000, with a maturity date of August 14, 2001, secured by the certificate of deposit in the amount of $160,000. The line of credit carried an interest rate of 2.00% over the certificate of deposit rate (8.68% at June 30, 2001), matured on August 14, 2001, and required monthly interest payments. As of June 30, 2001 and 2000, outstanding borrowings against this line of credit was $159,931. The line of credit was closed and the proceeds from the certificate of deposit were used to pay down the line of credit as of August 13, 2001.

During the year ended June 30, 2001, we had short-term payables of, a $13,000 Note, unsecured, at an interest rate of 12% per annum, a $16,000 Note, unsecured, non-interest bearing, due on demand and an open term, $62,500 Note Payable.

We reported net income of $41,282 (taking into account a gain on the sale of business operations of $176,431) for fiscal year ended June 30, 2001 and a net loss of $237,650 for the fiscal year ended June 30, 2000, resulting in an accumulated deficit of $1,199,914 at June 30, 2001. Our ability to continue as a going concern is ultimately dependent on our ability to obtain another business venture and/or business partners and additional financing. We may choose to raise additional cash through the sale of equity or debt and obtain another business venture through a merger or acquisition. No assurance can be given that we will be successful in these efforts. We have no plans to pay dividends with respect to Common Stock in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Financial Statements commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 19, 2001, pursuant to a Board of Director Resolution dated March 19, 2001, we elected to change our Certifying Accountant, Hein & Associates L.L.P. as a result of the Board of Director's decision and efforts to cut back on our expenses.

Hein & Associates L.L.P.'s reports for the fiscal year ended June 30, 2000 and interim period through September 30, 2000, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Nor was there any disagreement with Hein & Associates L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to its satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

Effective March 19, 2001, we engaged Harold Y. Spector, CPA as our principal accountant to audit our Financial Statements. During our fiscal year ended June 30, 2000 and the subsequent interim period of September 30, 2000, we did not consult with Harold Y. Spector, CPA on items which concerned the application of accounting principles to a specified transaction, whether complete or proposed, nor on any subject matter of a disagreement or reportable event with Hein & Associates L.L.P.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth-certain information regarding each director and executive officer of the Company:

        Name                Age          Position
        ----                ---          ---------

     Frank H. DeRenzo       65      President and Director
     Robert Muniz           48      Secretary, Treasurer and Director
     DeAnn Moore            30      Director

Our Directors are elected to hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. Our Officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors.

Frank H. DeRenzo. Mr DeRenzo was elected as our President and Director on March 20, 1998. From May of 1997 to March 26, 1999, Mr. DeRenzo served as President and Director of Maven Enterprises, Inc. of Las Vegas, NV, a media company within the gaming industry. Since 1989, he has been Vice-President of gaming sales for Trans-Lux Corporation, the leading manufacturer of LED Displays worldwide, and is responsible for sports and race book contracts. From 1987 to 1989, he was President of Intermark Imagineering, Inc. (manufacturer of computerized Keno systems). From 1984 to 1987, Mr. DeRenzo was Vice President of Sports Form, Inc. (satellite broadcast of horse racing). From 1984 to 1987, he was Vice-President of Satellite Simulcast Service, Inc. (transmission and encryption services to racetracks).

Robert Muniz.  Mr. Muniz was re-appointed as our Director on April 1, 1999.
From March 20, 1998 to July 1, 1998, Mr. Muniz was a Director of the Company. Mr. Muniz has been in the gaming industry for over 20 years. From 1978 to the present he has been the Race Book Manager at the Barbary Coast & Casino in Las Vegas, Nevada; the Race Book Manager at the Gold Coast Hotel & Casino; and the Director of Race Book Operations for Coast Resorts, Inc. Mr.Muniz has served as a consultant to Hyatt Regency, Riveria Hotel & Casino, Las Vegas Dissemination Company and the University of Arizona's Race Track Industry Program. Mr. Muniz also assisted in the establishment of the Nevada Pari-Mutuel Association.

DeAnn Moore. Ms. Moore was appointed as one of our Director's on April 16, 2001. Ms. Moore joined the Company on April 6, 1998, as an administrative assistant and was promoted to office manager/bookkeeper. Ms. Moore has been a retail manager for five (5) years working for Country and More, a home decor and gift store and Pier One Imports.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation we paid for our fiscal year ending June 30, 2002, to each of our executive officers. During the fiscal years ending June 30, 2002, 2001, and 2000, no Executive Officer or Director of the Company received cash remuneration in excess of $60,000. There are no standard arrangements for the compensation of directors.

                                   Annual Compensation           Long Term
Name                                Year Ended June 30          Compensation
                                                                 Restricted
                                  2002     2001      2000      Stock Awards (#)
                                  ----     ----      ----      ----------------

Frank H. DeRenzo                     $0   $30,000   $30,000
Director/President

Robert Muniz                         $0
Director/Secretary-Treasurer

DeAnn Moore                          $    $25,000
Director

                      OPTION GRANTS IN FISCAL YEAR 2001

We did not issue any option grants in the fiscal year 2002.

Our Employee Stock Option Plan was previously extended to 2010. Currently no options have been issued under the Employee Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by us to own beneficially 5% or more of the Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of the year ended June 30, 2002, Beeper had transactions with related parties as follows:

a) $7,000, unsecured note payable to an officer of the Company, at an interest rate of 12% per annum, due on demand.
b) $16,000, unsecured note payable to a shareholder, non-interest bearing, due on demand.
c) $55,000, note payable to a related party, terms are open.

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

December 4, 2002

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


                        Signature                 Title
                       -----------           -------------------

December 4, 2002     /s/Frank DeRenzo       President and Director
                     ----------------
                        Frank DeRenzo

December 4, 2002     /s/Robert Muniz        Director, Secretary-Treasurer
                     ----------------
                        Robert Muniz

December 4, 2002     /s/DeAnn Moore         Director
                     ---------------
                        DeAnn Moore

HAROLD Y. SPECTOR, CPA         SPCETOR & WONG, LLP         80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA         Certified Public Accounants                SUITE 723
                                (888) 584-5577               PASADENA, CA 91101
                              FAX (888) 584-8033


                         INDEPENDENT AUDITOR'S REPORT
                         ____________________________

To the Board of Directors and Stockholders
Beeper Plus, Inc.


We have audited the accompanying balance sheets of Beeper Plus, Inc. (a Nevada corporation), as of June 30, 2002 and 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beeper Plus, Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Spector & Wong, LLP
Pasadena, California
October 16, 2002

BEEPER PLUS, INC.
Balance Sheets


ASSETS                                               2002             2001
____________________________________________________________________________
Current Assets
  Cash                                          $    11,694      $     7,778
  Certificate of deposit                                  -          160,000
  Other current assets                                    0           47,256
                                                 ----------       ----------
    TOTAL ASSETS                                $    11,694      $   215,034
                                                 ==========       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses         $    35,409      $    53,165
  Accrued compensation and related taxes            100,483          100,483
  Notes payable, current portion                     78,000          251 431
                                                 ----------       ----------
    Total current liabilities                       213,892          405,079
                                                 ----------       ----------
Stockholders' Deficit
  Common Stock, $0.01 par value, authorized
  10,000,000 shares, issued and outstanding
  4,308,135 shares shares                            48,081           48,081
  Paid-in capital                                   965,158          965,158
  Accumulated deficit                            (1,212,067)      (1,199,914)
                                                 ----------       ----------
                                                   (198,828)        (186,675)
  Less: Treasury stock, at cost                      (3,370)          (3,370)
                                                 ----------       ----------
    Total stockholders' deficit                    (202,198)        (190,045)
                                                 ----------       ----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT                     $    11,694      $   215,034
                                                 ==========       ==========

See Notes to Financial Statements

BEEPER PLUS, INC.
Statements of Operations
For the years ended June 30, 2001, 2000 and 1999
________________________________________________________________

                                          2002          2001
________________________________________________________________
Sales                                 $         -    $   594,470

Cost of Sales                                   -        239,756
                                       ----------     ----------
  Gross Profit                                  -        354,714
                                       ----------     ----------
Opearting Expenses:
  General and administrative               26,320        508,387
  Write-off intangible assets                   -          7,800
                                       ----------     ----------

  Operating (loss)                        (26,320)      (161,473)
                                       ----------     ----------
  Other income (expenses):
    Interest and Miscellaneous Income      16,592         40,117
    Gain on disposal of business                -        176,431
    Interest Expenses                      (2,425)       (13,793)
                                       ----------     ----------
                                           14,167        202,755
                                       ----------     ----------

Net income (loss)                     $   (12,153)  $     41,282
                                       ==========     ==========
Basic and diluted net income (loss)
  per share                           $     (0.00)  $       0.01
Weighted Average Number of Shares       4,808,135      4,808,135


See Notes to Financial Statements


Beeper Plus, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For years ended June 30, 2002, 2001 and 2000
______________________________________________________________________________________________________________

                                       Common Stock        Paid-in      Accumulated    Treasury
                                     ________________
                                     Shares    Amount      Capital        Deficit        Stock        Total
______________________________________________________________________________________________________________
Balance at June 30, 2000           4,288,000    47,880      963,951     (1,241,196)      (3,370)      (232,735)
  Stock issued for employee
    compensation                      20,135       201        1,207              -            -          1,408
  Net income                               -         -            -         41,282            -         41,282
                                   ___________________________________________________________________________

Balance at June 30, 2001           4,308,135  $ 48,081    $ 965,158    $(1,199,914)    $ (3,370)    $ (190,045)
  Net (loss)                               -         -            -        (12,153)           -        (12,153)
                                   ---------------------------------------------------------------------------

Balance at June 30, 2002           4,308,135  $ 48,081    $ 965,158    $(1,212,067)    $ (3,370)    $ (202,198)
                                   ===========================================================================


See Notes to Financial Statements

BEEPER PLUS, INC.
STATEMENT OF CASH FLOWS

For years ended June 30                             2002            2001
___________________________________________________________________________
Cash Flow from Operating Activities:
  Net income (loss)                             $  (12,153)     $    41,282
  Adjustments to reconcile net income (loss)
   to net cash (used in) operations:
   Depreciation and amortization                         -            4,819
   Write-off intangible assets                           -            7,800
   Miscellaneous noncash adjustment                      -              (52)
   Gain on disposal of business                          -         (176,431)
   (Increase) decrease in:
     Accounts receivable, net                            -            7,844
     Prepaids and other assets                       1,100            8,328
   Increase (decrease) in:
     Accounts payable and accrued expenses         (17,756)         (38,587)
     Accrued compensation and related expenses           -           15,176
     Deferred revenue                                    -          (53,747)
                                                ---------------------------
  Cash flows (used in) operating activities        (28,809)        (183,568)
                                                ---------------------------

Cash Flow from Investing Activities:
  Proceeds from closing Certificate of Deposit     160,000                -
  Purchase of property and equipment                     -           (3,218)
  Proceeds from sales of business                   46,156           83,844
                                                ---------------------------
  Cash flows provided by investing activities      206,156           80,626
                                                ---------------------------

Cash Flow from Financing Activities:
  Advances from (Repayments to) related parties    (13,500)          75,500
  (Repayment) on line of credit                   (159,931)               -
                                                ---------------------------

  Cash flows provided by (used in)
    financing activities                          (173,431)          75,500
                                                ---------------------------

   Net increase (decrease) in cash                   3,916          (27,442)

Cash balance at beginning of year                    7,778           35,220
                                                ---------------------------

Cash balance at end of year                    $    11,694      $     7,778
                                                ===========================

Supplemental Disclosures of Cash Flow
    Information

  Interest Paid                                $     5,343      $    12,128

Supplemental Schedules of Noncash Investing
  and Financing Activities
  Issued stock for a liability                 $         -      $     1,409


See Notes to Financial Statements

BEEPER PLUS, INC.

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 1 - NATURE OF BUSINESS

Beeper Plus, Inc. (the "Company") was historically disseminated sports and news information directly to customers nationwide through band held pagers by utilizing contracted paging services. The Company also utilized independent distributors to provide information to clients within the United States.

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

PROPERTY AND EQUIPMENT Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for year ended June 30, 2001 was $4,019. There was no depreciation expense for fiscal year 2002 since the Company did not maintain or control any fixed assets during that year.

INPAIRMENT OF LONG-LIVED ASSETS Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.

ADVERTISING COSTS All advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2002 and 2001 was $0 and $10,827, respectively.

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

BEEPER PLUS, INC.

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION The Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (APO) No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 96-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

DERIVATIVES In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The Company currently does not use derivative financial products for hedging or speculative purposes and as a result, does not anticipate any impact on the Company's financial statements.

LOSS PER COMMON SHARE The Company accounts for income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Shares excluded from diluted loss per share totalled 1,200,000 for years ended June 30, 2002 and 2001.

RECLASSIFICATION Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 financial statement presentation. Such reclassification had no effect on net income as previously reported.

RECENT ACCOUNTING PRONOUNCEMENTS In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

BEEPER PLUS, INC.

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item should be reclassified. Provisions of the Statement related to the amendment of Statement No. 13 should be applied for transactions occurring after May 15, 2002, and all other provisions should be applied for financial statements issued on or after May 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

    In March 2002, the EITF discussed again Issue 00-18, "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees". The issues are (a) the grantor's accounting for a contingent obligation to issue equity instruments (subject to vesting requirements) when a grantee performance commitment exists but the equity instrument has not yet been issued, (b) the grantee's accounting for the contingent right to receive an equity instrument when a grantee performance commitment exists prior to the receipt (vesting) of the equity instrument, and (c) for equity instruments that are fully vested and nonforfeitable on the date the parties enter into an agreement, the manner in which the issuer should recognize the fair value of equity instruments. However, the EITF did not reach a consensus on any of these issues, and further discussion of Issue 00-18 is expected at a future meeting. The Company is currently evaluating the impact of Issue 00-18.


NOTE 3- GOING CONCERN

The Company has incurred substantial losses, has accumulated deficit, and needs additional working capital. Those matters raise substantial doubt about the Company's ability to continue as a going concern.

In April 2001, the Company sold its business and ceased operations. The Company presently has no operations and does not generate any revenue. The Company is negotiating to convert certain debts into equity, none was converted through to date. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - SALES OF BUSINESS

As disclosed in Note 3, the Company sold its pager business known as Sport Page to a vendor ("BeepMe") for a cash price of $130,000. The selling price includes all customers, software, computers, and equipment directly related to the production and broadcast of The Sports Page and The Score Page. BeepMe assumed all the direct vendors, supplies, and distributors related to the Sports Page and Score Page as of April 1, 2001. BeepMe also assumed the needed employees and related employee expenses, used the Company office, and is responsible for its telephone and utility expenses. Net gain recognized on this sale was as follows:

Total selling price                             $ 130,000

Add:  Liabilities assumed at its book value
        Deferred revenue                           58,050
Less:  Assets solt at its book value
        Property and equipment                    (11,619)
                                                ---------
        Gain on sales of business               $ 176,431
                                                =========

NOTE 5 - LINE OF CREDIT

The Company had a line of credit with a bank in the amount of $160,000, secured by a certificate of deposit. The line carried an interest rate of 2.00% over the CD rate (8.68% at August 12, 2001), and required monthly interest payments. On August 12, 2001, the line of credit was closed and the certificate of deposit unencumbered. The outstanding borrowing against on this line as of June 30, 2001 was $159,931.


NOTE 6 - SHORT-TERM NOTES PAYABLE

Short-term notes payable included the following:
                                                            June 30,
                                                    _______________________
                                                      2002           2001
                                                    _________     _________
a.)  Notes payable to an officer,
     interest at 12% per annum, due
     on demand.  Unsecured                          $   7,000     $  13,000

b.)  Notes payable to a shareholder,
     non-interest bearing; due on
     demand.  Unsecured                                16,000        16,000

c.)  Notes Payable to a related party.
     Terms are open.                                   55,000        62,500
                                                    ---------     ---------
                                                    $  78,000     $  91,500
                                                    =========     =========

BEEPER PLUS, INC.

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 7 - INCOME TAX

As of June 30, 2002, the Company has net operating loss carryforwards, approximately, of $1,310,143 to reduce future taxable income. To the extent not utilized, the carryforwards will begin to expire through 2022. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The deferred net tax assets consist of the following at June 30:

                                             2002          2001
                                          _______________________
    Deferred tax assets
      Net operating loss carryforwards    $ 445,449     $ 441,362
      Less: valuation allowance            (445,449)     (441,362)
                                           ----------------------
       Total                              $       -     $       -
                                           ======================


NOTE 8 - COMMON STOCK TRANSACTION

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


NOTE 9 - STOCKS OPTIONS

Employee Stock Option Plan

The Company has a Stock Option Plan (the Plan) adopted by the stockholders in April 1989 pursuant to which there are 500,000 shares of common stock reserved for issuance and under which the Company may issue non-statutory, incentive or performance based stock options to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 100% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant. Prices for options granted to employees who own greater than 10% or more of the Company's stock is at least 110% of the market value at date of grant. At June 30, 2002 and 2001, no shares have been issued.

Non-plan Options

There were non-plan options issued to current directors and employees. The Company granted 0 and 100,000 options during the year ended June 30, 2002 and 2001, respectively. As of those dates, there were 1,200,000 outstanding options. The options were granted with an exercise price of $0.04 per share which was the market price on the date of grant. The options vested immediately and began to expire in 2010. None of these options have been exercised to date.

BEEPER PLUS, INC.

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

A summary of the status of stock options issued by the Company as of June 30, 2002 and 2001 is presented in the following table:

                                              2002                 2001
                                     __________________________________________
                                                Weighted              Weighted
                                       Number    Average     Number    Average
                                        of      Exercise      of      Exercise
                                      Options     Price      Options    Price
                                     __________________________________________
Outstanding at beginning of Year     1,200,000   $ 0.04    1,200,000    $ 0,04
Granted                                      -        -      100,000      0.04
Cancelled                                    -        -     (100,000)     0.04
                                     ---------   ------    ---------    ------
Outstanding at end of Year           1,200,000   $ 0.04    1,200,000    $ 0.04
                                     =========   ======    =========    ======

Exercisable at end of Year           1,200,000   $ 0.04    1,200,000    $ 0.04
                                     =========   ======    =========    ======

The following table sets forth additional information about stock options outstanding at June 30, 2002:

                                 Weighted
                                  Average       Weighted
                                 Remaining       Average
  Exercise        Options       Contractual     Exercise      Options
   Price        Outstanding        Life          Price      Exercisable
_______________________________________________________________________

   $ 0.04        1,200,000      8.05 years      $ 0.04       1,200,000

The Company has elected to account for its stock-based compensation under APB Opinion No. 25 an accounting standard under which no related compensation was recognized in fiscal year 2001, the year of the grant; however, the Company has computed for pro forma disclosure purposes, the value of all options granted during the years ended June 30, 2002 and 2001 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the weighted average assumptions as follows:

                                                       June 30,
                                                   2002       2001
                                                  _________________
Weighted average fair value per option granted    $ 0.01     $ 0.01
Risk-free interest rate                             2.50%      2.50%
Expected dividend yield                             0.00%      0.00%
Expected lives                                      8.00       9.00
Expected volatility                                 2.75       4.72

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                             2002       2001
                                                           ___________________
Net income (loss)-as reported                              $(12,153)  $ 41,282
Net income (loss)-pro forma                                 (12,153)    40,532
Basic and diluted net income (loss) per share-as reported         -       0.01
Basic and diluted net income (loss) per share-pro forma           -       0.01

BEEPER PLUS, INC.

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 10 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
                                                     2002        2001
                                                  _____________________
     Net income (loss)                            $ (12,153)   $ 41,282

     Weighted average common shares outstanding   4,808,135   4,808,135

     Basic and diluted net income (loss)
       per share                                  $   (0.00)  $    0.01
                                                  =====================


NOTE 11 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment before April 2001 and has no operations since then; accordingly, detailed information of the reportable segment is not presented.


NOTE 12 - RELATED PARTY TRANSACTIONS

As disclosed in Note 7, the Company had notes payable to related parties in the amounts of $78,000 and $91,500 as of June 30, 2002 and 2001, respectively.

Exhibit "99.1"

             CERTIFICATION OF PRINCIPAL EXECUTIVE, ACCOUNTING AND
             FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the Annual Report of Beeper Plus, Inc. (the "Company") on Form 10-K for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Frank DeRenzo, President of the Company, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Frank DeRenzo
________________
Frank DeRenzo
President
December 4, 2002

             CERTIFICATION OF PRINCIPAL EXECUTIVE, ACCOUNTING AND
             FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the Annual Report of Beeper Plus, Inc. (the "Company") on Form 10-K for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Robert Muniz, Secretary/Treasurer of the Company, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Robert Muniz
___________________
Secretary/Treasurer
December 4, 2002

                                CERTIFICATIONS

I, Frank DeRenzo, certify that:

1.  I have reviewed this annual report on Form 10-K.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I understand that the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and have not, as yet complied, due to the following:

We historically disseminated sports and news information directly to customers nationwide through hand held pagers by utilizing contracted paging services. We also utilized independent distributors to provide information to clients within the United States.

Pursuant to a Purchase and Sale transaction, on March 19, 2001 effective as of April 1, 2001, we sold our paging business known as The Sports Page to BeepMe, a third party vendor, which was one of our creditors.

As a consequence, the sale represented a cessation of our operations and we have not generated any operating revenues since the completion of the sale. We are currently seeking new business ventures and upon the successful acquisition of a venture, we will institute the required internal controls in order to comply with the required disclosures.

Dated: December 4, 2002

/s/Frank DeRenzo
_______________________
Frank DeRenzo
Chief Executive Officer