Form 10-Q
period 2002-09-30
BEEPER PLUS INC
filed 2003-08-08
CIK 793595

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended September 30, 2002

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 12/31/02 there were 4,808,135 $.01 par value shares.

                              BEEPER PLUS, INC.

                                FORM 10-Q

                             TABLE OF CONTENTS


                        PART I--FINANCIAL INFORMATION


                                                                        Page
                                                                        ____

ITEM 1. Financial Statements............................................. 3

ITEM 2. Management's Discussion and Analysis of Financial
          Condition and results of Operations............................ 4

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk........6

ITEM 4. Controls and Procedures...........................................6


                          PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings................................................ 6

ITEM 2. Changes in Securities............................................ 6

ITEM 3. Defaults Upon Senior Securities.................................. 7

ITEM 4. Submission of Matters to a Vote of Security Holders.............. 7

ITEM 5. Other Information................................................ 7

ITEM 6. Exhibits and Reports on Form 8-K................................. 7

                        PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                              BEEPER PLUS, INC.
                                (UNAUDITED)
                       CONDENSED FINANCIAL STATEMENTS

                             September 30, 2002

                                   INDEX


                                                                          Page
                                                                          ____

Balance Sheets............................................................. F-1

Statement of Operations.................................................... F-2

Statement of Cash Flows.................................................... F-3

Notes to Unaudited Interim Financial Statements............................ F-4

BEEPER PLUS, INC.

BALANCE SHEETS (Unaduited)



                                                     SEPTEMBER 30,    JUNE 30,
                                                         2002           2002
ASSETS                                                (Unaudited)    (Audited)
_____________________________________________________________________________

CURRENT ASSETS
    Cash                                             $     6,342    $    11,695
                                                     --------------------------
         Total assets                                $     6,342    $    11,695
                                                     ==========================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts payable and accrued expenses                 32,367         35,409
    Accrued compensation and related taxes               100,483        100,483
    Notes payable, current portion                        78,000         78,000
                                                       ------------------------
         Total current liabilities                       210,850        213,892

Stockholders' Deficit
    Common stock, $.01 par value, 10,000,000
      shares authorized, 4,808,135 shares issued
      and outstanding                                     48,081         48,081
    Paid-in capital                                      965,158        965,158
    Accumulated deficit                               (1,214,378)    (1,212,067)
                                                       ------------------------
                                                        (201,139)      (198,828)
    Less treasury stock, at cost                          (3,369)        (3,369)
                                                       ------------------------
                                                        (204,508)      (202,197)

Total Liabilities and Stockholders' Deficit          $     6,342    $    11,695
                                                     ==========================


                    See notes to the financial statements

BEEPER PLUS, INC.

STATEMENT OF OPERATIONS (Unaudited)


For three months ended September 30,                     2002           2001
_______________________________________________________________________________
Revenue                                              $         -    $         -

Selling, general and administrative expenses               2,101          3,019

                                                     --------------------------
Operating (loss)                                          (2,101)        (3,019)
                                                     --------------------------

Other income (expenses)
    Interest and miscellanous income                           -         10,804
    Interest expense                                        (210)        (1,514)
                                                     --------------------------
                                                            (210)         9,290
                                                     --------------------------

Net income (loss)                                    $    (2,311)    $    6,271
                                                     ==========================
Net income (loss) per share-basic and diluted        $     (0.00)   $      0.00
                                                     ==========================
Weighted average number of shares                      4,808,135      4,788,000
                                                     =========================


                    See notes to the financial statements

BEEPER PLUS, INC.

STATEMENT OF CASH FLOWS (Unaudited)


For the three months ended September 30,                  2002          2001
_______________________________________________________________________________
Cash Flow From Operating Activities:
    Net income (loss)                                $    (2,311)   $     6,271
    Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operations:
    Decrease in prepaids and other current assets              -         15,000
    (Decrease in) accounts payable and
      accrued expenses                                    (3,042)       (14,247)
                                                      -------------------------
    Cash flows provided by (used in) operating
      activities                                          (5,353)         7,024


Cash Flow From Investing Activities:
    Closing of certificate of deposit                          -        160,000
                                                      -------------------------
    Cash flows provided by investing activities                -        160,000
                                                      -------------------------

Cash Flow From Financing Activities:
    (Payments) on line of credit                               -       (159,931)
                                                      -------------------------
    Cash flows (used in) financing activities                  -       (159,931)
                                                      -------------------------

     Net increase (decrease) in cash                      (5,353)         7,093

Cash balance at beginning of period                       11,695          7,778
                                                      -------------------------
Cash balance at end of period                        $     6,342    $    14,871
                                                      =========================

Supplemental Disclosures of Cash Flow Information
  Interest Paid                                      $         0    $     3,593


                    See notes to the financial statements

BEEPER PLUS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
_______________________________________________

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business Beeper Plus, Inc. (the "Company") historically disseminated sports and news information directly to customers nationwide through band held pagers by utilizing contracted paging services. The Company also utilized independent distributors to provide information to clients within the United States. In April 2001, the Company sold its business to a vendor and has not been operating since then.

The Company is currently seeking to form a joint venture to own and operate a 40-room hotel and approximately 80 acres of beachfront property in LaPaz of Mexico. As of June 25, 2003, the project is still under consideration.

A summary of significant accounting policies follows.

PRESENTATION OF INTERIM INFORMATION: The financial information at September 30, 2002 and for the three months ended September 30, 2002 and 2001 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

The results for the three months ended September 30, 2002 may not be indicative of results for the year ending June 30, 2003 or any future periods.

EXTINGUISHMENTS OF LIABILITIES: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 requires that a liability be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Therefore, a liability is not considered extinguished by an in-substance defeasance.

NEW ACCOUNTING STANDARDS: In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the

BEEPER PLUS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
_______________________________________________

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has not elected to adopt SFAS No. 123's fair value based method of accounting for stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements in the third quarter of fiscal 2003.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires a guarantor to recognize and measure certain types of guarantees at fair value. In addition, Interpretation No. 45 requires the guarantor to make new disclosures for these guarantees and other types of guarantees that are not subject to the initial recognition and initial measurement provisions. The disclosure requirements are effective for financial statements for interim or annual periods ended after December 15, 2002, while the recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company currently has no guarantees issued and therefore the adoption did not have an effect on its financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which requires companies to consolidate certain types of variable interest entities. Interpretation No. 46 is applicable: (i) immediately for all variable interest entities created after January 31, 2003; or (ii) in the first fiscal year or interim period beginning after June 15, 2003 for those created before February 1, 2003. In accordance with Interpretation No. 46, the Company will be required to consolidate one operating lease pertaining to two separate properties, generally known as a "synthetic lease," beginning in the first quarter of fiscal 2004. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on its consolidated financial position or results of operations on the Company's financial position or results of operations.

NOTE 2-CONTINUING OPERATIONS

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Presently, the Company is not operating and expects no funds will be generated from operations in the near future. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

BEEPER PLUS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
_______________________________________________

NOTE 3-EXTINGUISHMENT OF DEBT

In July 2001, the Company extinguished an account payable of $6,490, which was included in other income.

NOTE 4-NET INCOME (LOSS) PER SHARE

As the Company incurred net loss in three months ended September 30, 2002, the effect of dilutive stock options totaling 1.2 million have been excluded from the diluted net loss per share computation as it was antidilutive. However, these options could be dilutive in the future.

The following table sets forth the computation of basic and diluted net loss per share:

                                                       September 30,
                                                     2002         2001
                                                     _________________
Numerator:
    Net income (loss)                              $  (2,311)   $   6,271

Denominator:
    Weighted average numer of shares               4,808,135    4,788,000

Net income (loss) per shre-basic and diluted       $   (0.00)   $    0.00



NOTE 5-SEGMENT INFORMATION

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

The Company historically generated operating revenues by the dissemination of sports and news information through the utilization of contracted paging services directly to customers nationwide, including Hawaii, Alaska and the Caribbean, through a hand-held alpha-numeric pagers called The Sports Page and The Front Page. The Company also utilized independent distributors to provide The Sports Page to clients in two locations throughout the United States. The distributors in each territory entered into Distribution Agreements, which provided that a percentage or minimum as per their contract of gross revenues earned by the distributor was paid to the Company. Also pursuant to the Agreement, the distributor was typically required to pay the Company a minimum monthly fee; thus, the Company was attempting to ensure minimum monthly revenue for the Company.

For the quarter ended September 30, 2002, Beeper generated $0.00 revenues, as compared to $0.00 for the quarter ended September 30, 2001. This lack of the generation of revenues by Beeper was in fact due to the Beeper's sale of its paging business and services, which was its only revenue generating source and it has not as yet developed any revenue source or completed a merger or acquisition of an ongoing operation.

The following tables set forth selected information from the Condensed Statements of Operations (Unaudited) for the three month periods ended September 30, 2002 and 2001, and Condensed Balance Sheets as of June 30, 2002 (Audited) and ending September 30, 2002 (Unaudited).

Selected Statement of Operations Information

                                           For the Three Month Periods Ended
                                           _________________________________
                                           September              September
                                           30, 2002               30, 2001
                                          (Unaudited)            (Unaudited)
                                          ___________            ___________

Total Revenue                             $       -0-            $        -0-
Total Expenses                                  2,101                   3,019
Income (Loss) From Operations                  (2,101)                 (3,019)
Total Other Income (Expenses)                    (210)                 (9,290)
Net Profit (Loss)                         $    (2,311)           $      6,271

Selected Balance Sheet Information
                                                        As of
                                             September                June
                                             30, 2002               30, 2002
                                            (Unaudited)             (Audited)
                                            ___________             _________

Total Assets                              $     6,342            $     11,695
Total Liabilities                             210,850                 213,891
Accumulated deficit                        (1,214,378)             (1,212,067)
Net Stockholders' (Deficit)               $  (204,508)            $  (202,197)

Operating expenses were $2,101 for the three months ended September 30, 2002 and $3,019 for the three months ended September 30, 2001 representing a decrease of approximately $900.00 or 30%. This decrease was a result of the Company's continuance to cut expenses after the sale of its paging business and services and lack of business operations.

Net income from operations for the three months ended September 30, 2001, at $6,271 compared to a net income of ($76,823) at September 30, 2000. This increase in the net income was due in part to the fact that the Company sold its paging business and eliminated a significant portion of its administrative costs.

Due to Beeper's sale of its paging business, Beeper at this time does not offer any products for sale or offer any services; therefore, Beeper incurred no cost of sales or services for the periods ended September 30, 2002, or September 30, 2001.

Liquidity and Capital Resources

For the three month unaudited period ending September 30, 2002, the Company had $6,342 in cash and cash equivalents, as compared to $11,695 for the audited period ending June 30, 2002.

Net cash used in operating activities for the three months ended September 30, 2002, was $5,353 as compared to providing net cash of $7,024 for the three months ended September 30, 2001. This increase was due to Beeper's sale of its paging business and services, thus eliminating its ability to generate any revenues.

Cash flows provided by investing activities for the three months ended September 30, 2002, was $0.00 as compared to $160,000 for the three months ended September 30, 2001. This decrease was due to release of the Company's certificate of deposit of $160,000 after it closed its line of credit in 2001 and Beeper not undertaking any endeavors to raise capital for the period.

Net cash used in financing activities for the three months ended September 30, 2002, was $0.00, as compared to using $159,931 for the three months ended September 30, 2001. Beeper retired its line of credit of $159,931 in 2001 and did not undertake any other ventures in 2002.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls & Procedures.

Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company's principal executive officer and principal financial officer have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the principal executive officer and principal financial officer have concluded the Company's disclosure controls and procedures are effective in timely informing them of material information relating to the Company required to be disclosed in its reports under the Securities Exchange Act of 1934.


(b) Changes in Internal Control over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 31.1 Certification of President/Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Secretary/Treasurer/Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of President/Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Secretary/Treasurer/Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              Beeper Plus, Inc.
                              _________________
                                (Registrant)

                             /s/Frank DeRenzo
                          ________________________
                                (Signature)

                           Frank DeRenzo/President
                           _______________________
                             Name/Title (print)

Date: August 7, 2003