Form 10-Q
period 2002-12-31
BEEPER PLUS INC
filed 2003-08-08
CIK 793595

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended December 31, 2002

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 12/31/01 there were 4,808,135 $.01 par value shares.

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

                             December 31, 2002

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

Balance Sheets............................................................. F-1

Statement of Operations.................................................... F-2

Statement of Cash Flows.................................................... F-3

Notes To Unaudited Interim Financial Statements............................ F-4

BEEPER PLUS, INC.
Balance Sheets (Unaudited)

                                                December 31,       June 30,
                                                    2002             2002
ASSETS                                          (Unaudited)       (Audited)
____________________________________________________________________________
Current Assets
  Cash                                          $     3,302      $    11,695
                                                 ---------------------------
   Total Assets                                 $     3,302      $    11,695
                                                 ===========================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable and accrued expenses         $    37,446      $    35,409
  Accrued compensation and related taxes            100,483          100,483
  Notes Payable, current portion                     78,000           78,000
                                                 ---------------------------
   Total current liabilities                        215,929          213,892

Stockholders' Deficit
  Common Stock, $0.01 par value, 10,000,000
    shares authorized, 4,808,135 shares issued
    and outstanding                                  48,081           48,081
  Paid-in Capital                                   965,158          965,158
  Accumulated deficit                            (1,222,496)      (1,212,067)
                                                 ---------------------------
                                                   (209,257)        (198,828)
  Less: treasury stock, at cost                      (3,369)          (3,369)
                                                 ---------------------------
                                                   (212,626)        (202,197)

Total Liabilities and Stockholders' Deficit     $     3,303      $    11,695
                                                 ===========================


                    See notes to the financial statements


BEEPER PLUS, INC.
STATEMENTS OF OPERATIONS (Uaudited)

                                      For Three Months ended           For Six Months ended
                                             December 31,                  December 31,
                                          2002          2001            2002          2001
______________________________________________________________________________________________
Revenues                              $         -    $         -    $         -    $         -

Selling, general and administrative         7,908          6,741         10,009          9,760
                                       -------------------------------------------------------
  Operating (loss)                         (7,908)        (6,741)       (10,009)        (9,760)
                                       -------------------------------------------------------
Other Income (Expenses)
  Interest and miscellaneous income             -              -              -         10,804
  Interest Expenses                          (210)          (390)          (420)        (1,904)
                                       -------------------------------------------------------
                                             (210)          (390)          (420)         8,900
                                       -------------------------------------------------------

  Net (loss)                          $    (8,118)   $    (7,131)   $   (10,429)   $      (860)
                                       =======================================================
Loss per share-basic and diluted      $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                       =======================================================
Weighted Average Number of Shares       4,808,135      4,788,000      4,808,135      4,788,000


                    See notes to the financial statements

BEEPER PLUS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

For six months ended December 31,                    2002            2001
____________________________________________________________________________
Cash Flow From Operating Activities:
  Net (loss)                                      $ (10,429)     $      (860)
  Adjustments to reconcile net (loss) to net
     cash provided by (used in) operations:
  Decrease in prepaids and other current assets           -           33,156
  Increase (decrease) in accounts payable and
     accrued expenses                                 2,037          (15,563)
                                                 ---------------------------
Cash flows provided by (used in)
   operating Activities                              (8,392)          16,733
                                                 ---------------------------

Cash Flow From Investing Activities:
  Closing of certificate of deposit                       -          160,000
                                                 ---------------------------
  Cash flows provided by investing activities             -          160,000
                                                 ---------------------------

Cash Flow From Financing Activities:
  (Payments) on line of credit                            -         (159,931)
                                                 ---------------------------
  Cash flows (used in) financing activities               -         (159,931)
                                                 ---------------------------

Net increase (decrease) in cash                      (8,392)          16,802

Cash at beginning of period                          11,695            7,778
                                                 ---------------------------
Cash at end of period                           $     3,303      $    24,580
                                                 ===========================
Supplemental disclosures of Cash Flow
 Information
  Interest Paid                                 $         0      $     4,823
                                                 ===========================


                    See notes to the financial statements

BEEPER PLUS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
_______________________________________________


NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Beeper Plus, Inc. (the "Company") historically disseminated sports and news information directly to customers nationwide through band held pagers by utilizing contracted paging services. The Company also utilized independent distributors to provide information to clients within the United States. In April 2001, the Company sold its business to a vendor and has not been operating since then.

The Company is currently seeking to form a joint venture to own and operate a 40-room hotel and approximately 80 acres of beachfront property in LaPaz of Mexico. As of June 25, 2003, the project is still under consideration.

A summary of significant accounting policies follows.

PRESENTATION OF INTERIM INFORMATION: The financial information at December 31, 2002 and for the three and six months ended December 31, 2002 and 2001 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

The results for the three and six months ended December 31, 2002, may not be indicative of results for the year ending June 30, 2003 or any future periods.

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

NOTE 4-NET INCOME (LOSS) PER SHARE

As the Company incurred net losses for the three and six months ended December 31, 2002 and 2001, the effect of dilutive stock options totaling 1.2 million has been excluded from the calculation of diluted net loss per share because it was anti-dilutive. However, these options could be dilutive in the future.


The following table sets forth the computation of basic and diluted net loss per share:

                                           Three Months ended           Six Months ended
                                              December 31,                 December 31,
                                            2002         2001            2002         2001
                                         _______________________      _______________________
Numerator:
  Net income (loss)                      $  (8,118)   $  (7,131)      $ (10,429)   $    (860)
                                         _______________________      _______________________
Denominator:
   Weighted average number of shares     4,808,135    4,788,000       4,808,135    4,788,000
                                         _______________________      _______________________

Net (loss) per share-basic and diluted   $   (0.00)   $   (0.00)      $   (0.00)   $   (0.00)
                                         _______________________      _______________________

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

For the quarter ended December 31, 2002, Beeper generated $0.00 revenues, as compared to $0.00 for the quarter ended December 31, 2001. This lack of the generation of revenues by Beeper was in fact due to Beeper's sale of its paging business and services, which was its only revenue generating source and it has not as yet developed any revenue source or completed a merger or acquisition of an ongoing operation.

The following tables set forth selected information from the Condensed Statements of Operations for the three month periods ended December 31, 2002 and 2001 (Unaudited), and Condensed Balance Sheets as of December 31, 2002 (Unaudited) and the period ending June 30, 2002 (Audited).

Selected Statement of Operations Information

                                           For the Three Month Periods Ended
                                            December              December
                                            31, 2002              31, 2001
                                           (Unaudited)           (Unaudited)
                                           ___________           ___________

Total Revenue                              $       -0-           $       -0-
Total Expenses                                   7,908                 6,741
Income (Loss) From Operations                   (7,908)               (6,741)
Total Other Income (Expenses)                   (  210)               (  390)
Net Profit (Loss)                          $    (8,118)          $    (7,131)

Selected Balance Sheet Information
                                                         As of
                                            December                June
                                            31, 2002              30, 2002
                                           (Unaudited)            (Audited)
                                           ___________            _________

Total Assets                               $     3,302           $    11,695
Total Liabilities                              215,928               213,892
Accumulated deficit                         (1,222,496)           (1,212,067)
Net Stockholders' (Deficit)                $  (209,257)          $  (202,197)

Operating expenses were $7,908 for the three months ended December 31, 2002 and $6,741 for December 31, 2001, representing an increase in operating expenses of $1,167 or approximately 17%. This increase was a result of Beeper's increased efforts to develop a source of revenues or determine a potential merger or acquisition candidate.

Net loss from operations for the three months ended December 31, 2002, at $7,908 compared to a net loss of $6,271 at December 31, 2001. Beeper did not generate any revenues in either three month period ending December 21, 2002 or December 31, 2001 and the increase in the net loss from operations was a result of Beeper's increased attempt to determine a new source of revenues or to identify a possible merger/acquisition candidate.

Due to Beeper's sale of its paging business, Beeper at this time does not offer any products for sale or offer any services; therefore, Beeper incurred no cost of sales or services for the periods ended December 31, 2002, or December 31, 2001.

Liquidity and Capital Resources

For the three month unaudited period ending December 31, 2002, the Company had $3,302 in cash and cash equivalents, as compared to $11,695 for the audited period ending June 30, 2002.

Net cash used in operating activities for the six months ended December 31, 2002, was $8,392 as compared to providing net cash of $16,733 for the six months ended December 31, 2001. This increase was a result of Beeper's recoupment of prepaids and other current assets of $33,156, which were realized in the period ending December 31, 2001, but not in the period ending December 31, 2002, due to the sale of its paging business and services in 2001.

Cash flows provided by investing activities for the six months ended December 31, 2002, was $0.00 as compared to $160,000 for the six months ended December 31, 2001. This decrease was due to release of the Company's certificate of deposit of $160,000 after it closed its line of credit in 2001 and Beeper not undertaking any endeavors to raise capital for the six-month period ending December 31, 2002.

Net cash used in financing activities for the six months ended December 31, 2002, was $0.00, as compared to using $159,931 for the six months ended December 31, 2001. Beeper retired its line of credit of $159,931 in 2001 and did not undertake any other ventures in 2002.

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

                              Beeper Plus, Inc.
                              _________________
                                (Registrant)

                               /s/Frank DeRenzo
                              _________________
                                 (Signature)


                            Frank DeRenzo/President
                            _______________________
                               Name/Title (print)

Date:  August 7, 2003