Form 10-Q
period 2003-03-31
BEEPER PLUS INC
filed 2003-09-12
CIK 793595

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended March 31, 2003

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003 there were 4,808,135 $.01 par value shares.

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

                               March 31, 2003

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

Balance Sheets............................................................. F-1

Statement of Operations.................................................... F-2

Statement of Cash Flows.................................................... F-3

Notes To Unaudited Interim Financial Statements............................ F-4

BEEPER PLUS, INC.
Balance Sheets (Unaudited)

                                                  March 31,      June 30
                                                    2003          2002
ASSETS                                          (Unaudited>     (Audited)
_________________________________________________________________________
Current Assets
  Cash                                          $       289    $    11,694
                                                 ----------    -----------
   Total Assets                                 $       289    $    11,694
                                                 ==========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable and accrued expenses         $    27,873    $    35,409
  Accrued compensation and related taxes            100,483        100,483
  Notes Payable, current portion                     78,900         78,000
                                                 ----------    -----------
   Total current liabilities                        207,256        213,892
                                                 ----------    -----------

Stockholders' Deficit
  Common Stock, $0.01 par value, 10,000,000
    shares authorized, 4,808,135 shares issued
    and outstanding                                  48,081         48,081
  Paid-in Capital                                   965,158        965,158
  Accumulated deficit                            (1,216,836)    (1,212,067)
                                                 ----------    -----------
                                                   (203,597)      (198,828)
  Less: treasury stock, at cost                      (3,370)        (3,370)
                                                 ----------    -----------
                                                   (206,966)      (202,198)
                                                 ----------    -----------

Total Liabilities and Stockholders' Deficit     $       289    $    11,694
                                                 ==========    ===========


                    See notes to the financial statements


BEEPER PLUS, INC.
STATEMENTS OF OPERATIONS (Uaudited)

                                      For Three Months ended          For Nine Months ended
                                              March  31,                     March 31,
                                          2003          2002            2003          2002
______________________________________________________________________________________________
Revenues                              $         -    $         -    $         -    $         -

Selling, general and administrative
    expenses                                1,813          5,082         11,822         14,842
                                       -------------------------------------------------------
  Operating (loss)                         (1,813)        (5,082)       (11,822)       (14,842)
                                       -------------------------------------------------------
Other Income (Expenses)
  Interest and miscellaneous income         7,692          1,799          7,692         12,603
  Interest Expenses                          (219)          (390)          (639)        (2,294)
                                       -------------------------------------------------------
                                            7,473          1,409          7,053         10,309

  Net (loss)                          $     5,660    $    (3,673)   $    (4,769)   $    (4,533)
                                       =======================================================
Loss per share-basic and diluted      $      0.00   $     (0.00)   $     (0.00)   $     (0.00)
                                       =======================================================
Weighted Average Number of Shares       4,808,135      4,788,000      4,808,135      4,788,000


                    See notes to the financial statements

BEEPER PLUS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

For Nine months ended March 31,                      2003            2002
____________________________________________________________________________
Cash Flow From Operating Activities:
  Net (loss)                                      $  (4,769)     $    (4,533)
  Adjustments to reconcile net (loss) to net
     cash provided by (used in) operations:
  Decrease in prepaids and other current assets           -           46,156
  (Decrease) in accounts payable and
     accrued expenses                                (7,536)         (17,502)
                                                 ---------------------------
Cash flows provided by (used in)
   operating Activities                             (12,305)          24,121
                                                 ---------------------------

Cash Flow From Investing Activities:
  Closing of certificate of deposit                       -          160,000
                                                 ---------------------------
  Cash flows provided by investing activities             -          160,000
                                                 ---------------------------

Cash Flow From Financing Activities:
  Advance from related parties                          900            7,500
  (Repayments) to related parties                         -          (21,000)
  (Payments) on line of credit                            -         (159,931)
                                                 ---------------------------
  Cash flows provided by (used in)
    financing activities                                900         (173,431)
                                                 ---------------------------

Net increase (decrease) in cash                     (11,405)          10,690

Cash at beginning of period                          11,694            7,778
                                                 ---------------------------
Cash at end of period                           $       289      $    18,468
                                                 ===========================
Supplemental disclosures of Cash Flow
 Information
  Interest Paid                                 $         0      $     5,343
                                                 ===========================


                    See notes to the financial statements

BEEPER PLUS, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
_______________________________________________


NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Beeper Plus, Inc. (the "Company") historically disseminated sports and news information directly to customers nationwide through hand held pagers by utilizing contracted paging services. The Company also utilized independent distributors to provide information to clients within the United States. In April 2001, the Company sold its business to a vendor and was not operating since then.

    The Company is currently seeking to form a joint venture to own and operate a 40-room hotel and approximately 80 acres of beachfront property in LaPaz, Mexico. As of August 25, 2003, the project has not been consummated.

A summary of significant accounting policies follows.

PRESENTATION OF INTERIM INFORMATION: The financial information at March 31, 2003 and for the three and nine months ended March 31, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

The results for the three and nine months ended March 31, 2003 may not be indicative of results for the year ending June 30, 2003 or any future periods.

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

BEEPER PLUS, INC.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
_______________________________________________

NOTE 3-EXTINGUISHMENT OF DEBT

In March 2003, the Company extinguished an account payable of $7,692, which was included in other income.

NOTE 4-NET INCOME (LOSS) PER SHARE

As the Company incurred net income (losses) for the three and nine months ended March 31, 2003 and 2002, the effect of dilutive stock options totaling 1.2 million has been excluded from the calculation of diluted net loss per share because it was anti-dilutive. However, these options could be dilutive in the future.

The following table sets forth the computation of basic and diluted net loss per share:


                                           Three Months ended          Nine Months ended
                                                March 31,                    March 31,
                                            2003         2002            2003         2002
                                         _______________________      _______________________
Numerator:
  Net income (loss)                      $   5,660    $  (3,637)      $  (4,769)   $  (4,533)
                                         _______________________      _______________________
Denominator:
   Weighted average number of shares     4,808,135    4,788,000       4,808,135    4,788,000
                                         _______________________      _______________________

Net (loss) per share-basic and diluted   $    0.00    $   (0.00)      $   (0.00)   $   (0.00)
                                         _______________________      _______________________

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

For the quarter ended March 31, 2003, Beeper generated $0.00 revenues, as compared to $0.00 for the quarter ended March 31, 2002. This lack of the generation of revenues by Beeper was in fact due to Beeper's sale of its paging business and services, which was its only revenue generating source and it has not as yet developed any revenue source or completed a merger or acquisition of an ongoing operation.

The following tables set forth selected information from the Statements of Operations for the three month periods ended March 31, 2003 and 2002 (Unaudited), and Balance Sheets as of June 30, 2002 (Audited) and three month period ending March 21, 2003 (Unaudited).

Selected Statement of Operations Information

                                           For the Three Month Periods Ended
                                             March                March
                                           31, 2003              31, 2002
                                          (Unaudited)          (Unaudited)
                                          ___________          ___________

Total Revenue                              $       -0-         $       -0-
Total Expenses                                  1,813               5,082
Income (Loss) From Operations                  (1,813)             (5,082)
Total Other Income (Expenses)                   7,473               1,409
Net Income (Loss)                          $    5,660          $   (3,673)

Selected Balance Sheet Information
                                                        As of
                                              March               June
                                            31, 2003            30, 2002
                                           (Unaudited)          (Audited)
                                           ___________          _________

Total Assets                               $       289         $    11,695
Total Liabilities                              207,256             213,892
Accumulated deficit                         (1,216,836)         (1,212,067)
Net Stockholders' (Deficit)                $  (206,966)        $  (202,197)

Operating expenses were $1,813 for the three months ended March 31, 2003 and $5,082 for March 31, 2002, representing a decrease in operating expenses of $3,269 or approximately 64%. This decrease was a result of Beeper's efforts to minimize administrative costs while attempting to develop a source of revenues or determine a potential merger or acquisition candidate after the sale of its paging business and services.

Net income from operations for the three months ended March 31, 2003, at $5,660 compared to a net loss of $3,673 at March 31, 2002. Beeper did not generate any revenues in either three month period ending March 31, 2003 or March 31, 2002. This increase in net income was a result of Beeper's retirement of a $7,692 account payable in the three-month period ended March 31, 2003. As a consequence, interest and miscellaneous income went from $1,799 at the period ending March 31, 2002 to $7,692 at the period ending March 31, 2003, representing an approximate 327% increase.

Due to Beeper's sale of its paging business in April of 2001, Beeper at this time does not offer any products for sale or offer any services; therefore, Beeper incurred no cost of sales or services for the periods ended March 31, 2003, or March 31, 2002.

Liquidity and Capital Resources

For the three-month unaudited period ending March 31, 2003, the Company had $289 in cash and cash equivalents, as compared to $11,695 for the audited period ending June 30, 2002.

Net cash used in operating activities for the nine-months ended March 31, 2003, was $12,305 as compared to providing net cash of $24,121 for the nine-months ended March 31, 2002. This decrease was a result of Beeper's decrease of prepaids and other current assets of $46,156, in the period ending March 31, 2002, and there were no decreases in the period ending March 31, 2003.

Cash flows provided by investing activities for the nine months ended March 31, 2003, was $0.00 as compared to $160,000 for the nine months ended March 31, 2002. This decrease was due to the release of the Company's certificate of deposit of $160,000 after it closed its line of credit in 2001 and Beeper did not undertake any endeavors to raise capital during the nine-month period ending March 31, 2003.

Net cash provided by financing activities for the nine months ended March 31, 2003, was $900, as compared to using $173,431 for the nine months ended March 31, 2002. In the nine months ended March 31, 2003, Beeper received an advance of $900 from a related party as compared to retiring its line of credit of $159,931 and repayments to related parties of $21,000 in the nine months ended March 31, 2002. Beeper and did not undertake any other ventures in the nine months ended March 31, 2003.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls & Procedures.
     ______________________________________________

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

(b) Changes in Internal Control over Financial Reporting.
    ____________________________________________________

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

Date:  September 11, 2003