Form 10-K
period 2003-06-30
BEEPER PLUS INC
filed 2003-12-09
CIK 793595

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2003
                                   -------------

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


As of November 14, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $93,600

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                As of June 30, 2003  4,808,135 $.01 par value

                               Beeper Plus, Inc.
                                  Form 10-K
                                June 30, 2003


                               TABLE OF CONTENTS
                                                                            Page

                                  PART I

ITEM 1.   Business..........................................................   1

ITEM 2.   Properties........................................................   2

ITEM 3.   Legal Proceedings.................................................   2

ITEM 4.   Submission of Matters to a Vote of Security Holders...............   2

                                  PART II

ITEM 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.............................................   3

ITEM 6.   Selected Financial Data...........................................   3

ITEM 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................   4

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk.........   6

ITEM 8.   Financial Statements and Supplementary Data.......................   6

ITEM 9.   Changes In and Disagreements with Accountants
            On Accounting and Financial Disclosure..........................   6

ITEM 9A.  Controls and Procedures...........................................   6

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant................   7

ITEM 11.  Executive Compensation............................................   7

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters........................   8

ITEM 13.  Certain Relationships and Related Transactions....................   9

ITEM 14.  Principal Accounting Fees and Services............................   9

                                 PART IV

ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..   9

Forward-Looking Information-General

This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Western Gaming Corporation's actual results may differ significantly from the results discussed in the forward-looking statements.

This report contains a number of forward-looking statements, which reflect Western Gaming Corportaion's current views with respect to future events and financial performance including statements regarding Western Gaming Corporation's projections, and business endevours. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof Western Gaming Corporation undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that my prove to be erroneous and are subject to certain risks including, but not limited to, Western Gaming Corporation's dependence on limited cash resources, and its dependence on certain key personnel within Western Gaming Corporation. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

                                   PART I

ITEM 1.  BUSINESS

General

On July 15, 2003, Beeper Plus, Inc. changed its name to Western Gaming Corporation. Western Gaming Corporation (the "Company" or "WGC"), a Nevada corporation, was incorporated on March 25, 1986, and has its corporate headquarters at 1515 E. Tropicana Ave, #775, Las Vegas, NV, 89119. WGC was in the business of collecting, organizing and disseminating timely sports information through wireless services to individual and corporate customers throughout the United States, Canada and the Caribbean, as well as news information through a network of resellers.

While the Company maintained its corporate name, Beeper Plus, Inc., we entered into a Purchase and Sale transaction on March 19, 2001, which became effective as of April 1, 2001. At that time, we sold the paging business known as The Sports Page and Score Page to BeepMe, a third party vendor and our creditor. As a consequence of the sale of our paging business, we ceased business operations in the paging business. We are currently seeking new business opportunities through acquisitions or a merger.

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

Employees

As of June 30, 2003, we had no employees.

General Information

We are a SEC reporting company and file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. We file these reports electronically with the SEC. The SEC maintains an Internet site at www.sec.gov, that contains these reports, any proxy and information statements, and other information that we are required to file. Go to the EDGAR link for company filings. A copy of this report or any of our reports are available without charge upon request by contacting our corporate office.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Our Common Stock, par value $.001, currently trades in the NASD Pink Sheets. Our initial registration statement was declared effective by the Securities and Exchange Commission on June 20, 1986. As of our fiscal year ended June 30, 2003, there were approximately 80,000 shares traded through the National Association of Securities Dealers.

The market price information for our common equity pursuant to Item 201(a)(i)(iii) for each fiscal quarter from the first quarter ending September 30, 2001, through June 30, 2003, and the interim period ending September 30, 2003, was as follows:

                                   Bid Price         Asked Price
                                  High     Low       High     Low
                                  ----     ---       ----     ---

   9-30-2001    First Quarter      .02    .01         .04     .02
  12-31-2001    Second Quarter     .02    .01         .04     .02
   3-31-2002    Third Quarter      .02    .01         .04     .02
   6-30-2002    Fourth Quarter     .01    .004        .03     .02
   9-30-2002    First Quarter      .01    .004        .03     .02
  12-31-2002    Second Quarter     .05    .02         .05     .02
   3-31-2003    Third Quarter      .04    .02         .04     .02
   6-30-2003    Fourth Quarter     .12    .04         .12     .04
   9-30-2003    First Quarter      .04    .04         .04     .04

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

On June 30, 2003, the approximate number of holders of record of our $.001 par value Common Stock was 258.

ITEM 6.  SELECTED FINANCIAL DATA

                                                Year ended June 30
                                        2003         2002          2001        2000         1999
                                        ----         ----          ----        ----         ----
Results of Operations Data
  Operating Revenue                 $        0   $        0   $  594,470   $  755,511   $  828,331
  Net Income (Loss)                     (9,847)     (12,153)      41,282     (237,650)    (290,173)
  Net Income (Loss)
   Per Common Share Outstanding           (.00)        (.00)         .01         (.06)        (.07)
Balance Sheet Data
  Total Assets                             620       11,694      215,034      233,460      228,477
  Total Liabilities                    212,665      213,892      405,079      466,196      349,560
  Stockholders' Equity (deficit)      (212,045)    (202,198)    (190,045)    (232,736)    (121,083)
  Long-term Debt                    $        0   $        0   $        0   $        0   $        0


We have not paid any dividends on its stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the fiscal year ended June 30, 2003 compared to fiscal year ended June 30, 2002

Revenues

We had revenues of $0 for the fiscal year ended June 30, 2003, as compared to $0 for the fiscal year ended June 30, 2002. Our Statement of Operations reflects a net loss of $9,847for the fiscal year ended June 30, 2003, compared to net income of $12,153 for the fiscal year ended June 30, 2002.

For the fiscal year ended June 30, 2003, we were not successful in establishing any business operations, and as a consequence, we did not generate any revenues. We are in the process of identifying and developing new business ventures and/or business partners through acquisitions or mergers.

General and Administrative Expenses

General and administrative expenses consists primarily of personnel and related costs and administrative expenses including rent, utilities and postage. General and administrative expenses have decreased from $26,320 for the fiscal year ended June 30, 2002, to $16,981 for the fiscal year ended June 30, 2003. No salaries or wages were paid during the fiscal period.

Liquidity and Capital Resources

We had a working capital deficit of $212,045 at June 30, 2003, compared to a working capital deficit of $202,198 at June 30, 2002. For the fiscal year ended June 30, 2003, cash used in operating activities was $12,574, as compared to $28,809 for the fiscal year ended June 30, 2002. For the fiscal year ended June 30, 2003, investing activities provided $0 as compared to providing $206,156 for the fiscal year ended June 30, 2002. For the fiscal year ended June 30, 2003, financing activities provided $1,500 primarily from an advance by a related party. For the fiscal year ended June 30, 2002, financing activities used 173,431 primarily from the retirement of a line of credit or approximately $160,000. Net cash decreased by $11,074 for the fiscal year ended June 30, 2003 as compared to an increase of $3,916 for the fiscal year ended June 30, 2002.

During the year ended June 30, 2003, we had short-term payables of, an advance of $1,500 from a related party, a $7,000 Note, unsecured, at an interest rate of 12% per annum, a $16,000 Note, unsecured, non-interest bearing, due on demand and an open term, $55,000 Note Payable.

We generated $0 revenues for fiscal year ended June 30, 2003 and a net loss of $9,847 for the fiscal year ended June 30, 2003, resulting in an accumulated deficit of $1,221,914 at June 30, 2003. Our ability to continue as a going concern is ultimately dependent on our ability to obtain another business venture and/or business partners and additional financing. We may choose to raise additional cash through the sale of equity or debt and obtain another business venture through a merger or acquisition. No assurance can be given that we will be successful in these efforts. We have no plans to pay dividends with respect to Common Stock in the foreseeable future.

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

         Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Financial Statements commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in and disagreements with accountants on accounting and financial disclosure during our last two (2) fiscal years ended June 20, 2002 and June 30, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls & Procedures.

Based on their evaluation as of the end of the period covered by this Form 10-K, the Company's principal executive officer and principal financial officer have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective in timely informing them of material information relating to the Company required to be disclosed in its reports under the Securities Exchange Act of 1934.

(b) Changes in Internal Control over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's fiscal year covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth-certain information regarding each director and executive officer of the Company:

        Name                Age          Position
        ----                ---          ---------

     Frank H. DeRenzo       67      President and Director
     Robert Muniz           50      Secretary, Treasurer and Director
     DeAnn Moore            32      Director

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

Robert Muniz.  Mr. Muniz was re-appointed as our Director on April 1, 1999.
From March 20, 1998 to July 1, 1998, Mr. Muniz was a Director of the Company. Mr. Muniz has been in the gaming industry for over 20 years. From 1978 to 2002, Mr. Muniz was the Race Book Manager at the Barbary Coast & Casino in Las Vegas, Nevada; the Race Book Manager at the Gold Coast Hotel & Casino; and the Director of Race Book Operations for Coast Resorts, Inc. Mr.Muniz has served as a consultant to Hyatt Regency, Riveria Hotel & Casino, Las Vegas Dissemination Company and the University of Arizona's Race Track Industry Program. Mr. Muniz also assisted in the establishment of the Nevada Pari-Mutuel Association.

DeAnn Moore. Ms. Moore was appointed as one of our Director's on April 16, 2001, and as our Secretary/Treasurer on June 27, 2003. Ms. Moore joined the Company on April 6, 1998, as an administrative assistant and was promoted to office manager/bookkeeper. Ms. Moore has been a retail manager for five (5) years working for Country and More, a home decor and gift store and Pier One Imports.

ITEM 11.  	EXECUTIVE COMPENSATION

The following table sets forth the total compensation we paid for our fiscal year ending June 30, 2003, to each of our executive officers. During the fiscal years ending June 30, 2003, 2002, and 2001, no Executive Officer or Director of the Company received cash remuneration in excess of $60,000. There are no standard arrangements for the compensation of directors.

                                   Annual Compensation           Long Term
Name                                Year Ended June 30          Compensation
                                                                 Restricted
                                  2003     2002      2001      Stock Awards (#)
                                  ----     ----      ----      ----------------

Frank H. DeRenzo                     $0       $0   $30,000
Director/President

Robert Muniz                         $0       $0        $0
Director/Secretary-Treasurer

DeAnn Moore                          $0       $0   $25,000
Director

                      OPTION GRANTS IN FISCAL YEAR 2003

We did not issue any option grants in the fiscal year 2003.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, Executive Officers and persons who own more than 10% of a registered class of the Company's securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, Executive Officers and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all
Section 16(a) reports they file.

We believe that during and for the year ended June 30, 2003, none of our Directors, Executive Officers and greater than 10% stockholders complied with
Section 16(a) filing requirements. These persons have been advised as to the necessity to comply with Section 16(a) filing requirements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended June 30, 2003, we did not enter into any transactions with related parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Spector and Wong, LLP billed us an aggregate of approximately $7,600 in fees for professional services rendered in connection with the audit of the Company's financial statements, and reviews of the financial statements included in the Company's quarterly reports for the most recent fiscal year ended June 30, 2003, and fees of approximately $3,250 for those services during the fiscal year ended June 30, 2002.

Financial Information Systems Design and Implementation Fees

Spector and Wong, LLP did not bill us for any professional services rendered to the Company and its affiliates for the fiscal year ended June 30, 2003, in connection with financial information systems design or implementation, the operation of the Company's information system.

All Other Fees

Spector and Wong, LLP has not billed us any fees for professional services rendered other than those listed above.

Our board of directors has determined that the provision of services by Spector and Wong, LLP, as set forth above, is compatible with maintaining Spector and Wong, LLP's independence.

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Items filed as part of report:

Attached hereto commencing on Page F-1 are the financial statements and Supplementary Data required by Item 8 of this Form.

(b)  Reports on Form 8-K

We filed a Report on Form 8-K on July 15, 2003, announcing that we had filed with the Nevada Secretary of State, a Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations to: 1. Change the name of the Corporation from Beeper Plus, Inc. to Western Gaming Corporation. 2. Change the aggregate number of authorized common stock the Company has authority to issue from ten million (10,000,000) $.01 par value shares to eighty million (80,000,000) $.001 par value shares of common stock. 3. Give the Company authority to issue an aggregate of twenty million (20,000,000) $.001 par value shares of preferred stock.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

December 8, 2003

                           Western Gaming Corporation
                           --------------------------
                                 (Registrant)


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


                        Signature                 Title
                       -----------           -------------------

December 8, 2003     /s/Frank DeRenzo       President and Director
                     ----------------
                        Frank DeRenzo

December 8, 2003     /s/Robert Muniz        Director
                     ----------------
                        Robert Muniz

December 8, 2003     /s/DeAnn Moore         Director, Secretary-Treasurer
                     ---------------
                        DeAnn Moore

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


                         INDEPENDENT AUDITOR'S REPORT
                         ____________________________


To the Board of Directors and stockholders of Western Gaming Corporation

We have audited the accompanying balance sheets of Western Gaming Corporation (FKA Beeper Plus, Inc., a Nevada corporation), as of June 30, 2003 and 2002, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended June 30, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Western Gaming Corporation (FKA Beeper Plus, Inc.) as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years ended June 30, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

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


Spector and Wong, LLP
Pasadena, California
September 26, 2003

WESTERN GAMING CORPORATION
(FKA BEEPER PLUS, INC.)
Balance Sheets

                                                         As of June 30
                                                     _____________________
ASSETS                                               2003             2002
____________________________________________________________________________
Current Assets
  Cash                                          $       620      $    11,694
                                                 ----------       ----------
    TOTAL ASSETS                                $       620      $    11,694
                                                 ==========       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses         $    32,682      $    35,409
  Accrued compensation and related taxes            100,483          100,483
  Short-term       Notes payable                     79,500           78,000
                                                 ----------       ----------
    Total current liabilities                       212,665          213,892
                                                 ----------       ----------
Stockholders' Deficit
  Common Stock, $0.01 par value, authorized
  10,000,000 shares, issued and outstanding
  4,808,135 shares shares                            48,081           48,081
  Paid-in capital                                   965,158          965,158
  Accumulated deficit                            (1,221,914)      (1,212,067)
                                                 ----------       ----------
                                                   (208,675         (198,828)
  Less: Treasury stock, at cost                      (3,370)          (3,370)
                                                 ----------       ----------
    Total stockholders' deficit                    (212,045)        (202,198)
                                                 ----------       ----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT                     $       620      $    11,694
                                                 ==========       ==========

See Notes to Financial Statements

WESTERN GAMING CORPORATION
(FKA BEEPER PLUS, INC.)

Statements of Operations

For the years ended June 30,             2003           2002         2001
____________________________________________________________________________
Sales                                 $        -    $        -   $  594,470

Cost of Sales                                  -             -      239,756
                                       ---------     ---------    ---------
  Gross Profit                                 -             -      354,714
                                       ---------     ---------    ---------
Opearting Expenses:
  General, general and
   administrative expenses                16,981        26,320       508,387
  Write-off intangible assets                  -             -         7,800
                                       ---------     ---------    ----------
                                          16,981        26,320       516,187
                                       ---------     ---------    ----------

  Operating (loss)                       (16,981)      (26,320)     (161,473)
                                       ---------     ---------    ----------
Other income (expenses):
  Interest and miscellaneous income        8,019        16,592        40,117
  Gain on disposal of business                 -             -       176,431
  Interest Expenses                         (885)       (2,425)      (13,793)
                                       ----------    ---------    ----------
                                           7,134        14,167       202,755
                                       ----------    ---------    ----------

Net income (loss)                     $   (9,847)   $  (12,153)  $    41,282
                                       ==========    =========    ==========
Basic and diluted net income (loss)
  per share                           $    (0.00)   $    (0.00)  $      0.01
                                       =========     =========    ==========

Weighted average number of shares      4,808,135     4,808,135     4,808,135


See Notes to Financial Statements


WESTERN GAMING CORPORATION
(FKA BEEPER PLUS, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For years ended June 30, 2003, 2002 and 2001
______________________________________________________________________________________________________________

                                       Common Stock        Paid-in      Accumulated    Treasury
                                     ________________
                                     Shares    Amount      Capital        Deficit        Stock        Total
______________________________________________________________________________________________________________
Balance at June 30, 2000           4,288,000    47,880      963,951     (1,241,196)      (3,370)      (232,735)
  Stock issued for employee
    compensation                      20,135       201        1,207              -            -          1,408
  Net income                               -         -            -         41,282            -         41,282
                                   ---------------------------------------------------------------------------

Balance at June 30, 2001           4,308,135  $ 48,081    $ 965,158    $(1,199,914)    $ (3,370)    $ (190,045)
  Net (loss)                               -         -            -        (12,153)           -        (12,153)
                                   ---------------------------------------------------------------------------

Balance at June 30, 2002           4,308,135  $ 48,081    $ 965,158    $(1,212,067)    $ (3,370)    $ (202,198)
  Net (loss)                               -         -            -         (9,847)           -         (9,847)
                                   ---------------------------------------------------------------------------

Balance at June 30, 2003           4,308,135  $ 48,081    $ 965,158    $(1,221,914)    $ (3,370)    $ (212,045)
                                   ===========================================================================


See Notes to Financial Statements

WESTERN GAMING CORPORATION
(FKA BEEPER PLUS, INC.)

 STATEMENT OF CASH FLOWS


For years ended June 30                             2002            2002             2001
____________________________________________________________________________________________

Cash Flow from Operating Activities:
  Net income (loss)                             $   (9,847)     $   (12,153)     $    41,282
  Adjustments to reconcile net income (loss)
   to net cash (used in) operations:
   Depreciation and amortization                         -                -            4,819
   Write-off intangible assets                           -                -            7,800
   Miscellaneous noncash adjustment                      -                -              (52)
   Gain on disposal of business                          -                -         (176,431)
   Decrease in:
     Accounts receivable, net                            -                -            7,844
     Prepaids and other assets                           -            1,100            8,328
   Increase (decrease) in:
     Accounts payable and accrued expenses          (2,727)         (17,756)         (38,587)
     Accrued compensation and related expenses           -                -           15,176
     Deferred revenue                                    -                -          (53,747)
                                                --------------------------------------------
  Net cash (used in) operating activities          (12,574)         (28,809)        (183,568)
                                                --------------------------------------------

Cash Flow from Investing Activities:
  Proceeds from closing certificate of deposit           -          160,000                -
  Purchase of property and equipment                     -                -           (3,218)
  Proceeds from sales of business                        -           46,156           83,844
                                                --------------------------------------------
  Net cash provided by investing activities              -          206,156           80,626
                                                --------------------------------------------

Cash Flow from Financing Activities:
  Advances from (repayments to) related parties      1,500          (13,500)          75,500
  (Repayments) on line of credit                         -         (159,931)               -
                                                --------------------------------------------

  Net cash provided by (used in)
    financing activities                             1,500         (173,431)          75,500
                                                --------------------------------------------

   Net increase (decrease) in cash                 (11,074)           3,916          (27,442)

Cash balance at beginning of year                   11,694            7,778           35,220
                                                --------------------------------------------

Cash balance at end of year                    $       620      $    11,694      $     7,778
                                                ============================================

Supplemental Disclosures of Cash Flow
    Information
  Interest Paid                                $         -      $     5,343      $    12,128

Supplemental Schedules of Noncash Investing
  and Financing Activities
  Issued stock for a liability                 $         -      $         -      $     1,409


See Notes to Financial Statements

WESTERN GAMING CORPORATION
(FKA BEEPER PLUS, INC.)

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 1 - NATURE OF BUSINESS

Western Gaming Corporation (formally known as Beeper Plus, Inc., the "Company") was historically disseminated sports and news information directly to customers nationwide through band held pagers by utilizing contracted paging services. The Company also utilized independent distributors to provide information to clients within the United States. In April 2001, the Company sold its business to a vendor and did not commence any operations since then.

On July 15, 2003, the Company changed its name to Western Gaming Corporation.

The Company is currently seeking to form a joint venture to own and operate a 40-room hotel and approximately 80 acres of beachfront property in LaPaz of Mexico. The project is still open.

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

REVENUE RECOGNITION Revenue is recognized at the point of sales or as services have been performed and are billable, provided that no significant obligations remain and collectibility is reasonably assured. Subscription revenue received in advance is recorded as deferred income and recognized as income on a straight-line basis over the life of the subscription.

    The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's operating results or financial positions.

CASH AND CASH EQUIVALENTS For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

PROPERTY AND EQUIPMENT Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for year ended June 30, 2001 was $4,019. There was no depreciation expense for fiscal year 2003 and 2002 since the Company did not maintain or control any fixed assets during these years.

IMPAIRMANT OF LONG-LIVED ASSETS Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.

INCOME TAXES Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

WESTERN GAMING CORPORATION
(FKA BEEPER PLUS, INC.)

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (APO) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) for the years ended June 30, 2003, 2002 or 2001 as all options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The Company is required under SFAS No. 123, as amended by SFAS No. 148, to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows:


Years ended June 30,                                          2003        2002        2001
____________________________________________________________________________________________
Net income (loss)-as reported                              $ (9,847)   $ (12,153)   $ 41,282
Compensation expense, net of tax                                  -            -      (1,000)
                                                            --------------------------------
Net income (loss)-pro forma                                  (9,847)   $  (12,153)  $ 40,532
--------------------------------------------------------------------------------------------
Basic and diluted net income (loss) per share-as reported  $  (0.00)   $    (0.00)  $   0.01
--------------------------------------------------------------------------------------------
Basic and diluted net income (loaa) per share-pro forma    $  (0.00)   $    (0.00)  $   0.01
--------------------------------------------------------------------------------------------

See note 7 for additional information on the assumption used in the SFAS No. 123 charge.

ADVERTISING COSTS All advertising costs are expensed as incurred. Advertising expense for the year ended June 30, 2001 was $10,827. There were no advertising costs for the years ended June 30, 2003 or 2002.

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

INCOME (LOSS) PER COMMON SHARE The Company accounts for income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Shares excluded from diluted income (loss) per share totalled 1,200,000 for years ended June 30, 2003, 2002 and 2001.

RECENT ACCOUNTING PRONOUNCEMENTS In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into fiscal periods beginning after June 15, 2003. The Company currently does not generate any revenue and as a result, does not anticipate any impact on the Company's financial statements.

WESTERN GAMING CORPORATION
(FKA BEEPER PLUS, INC.)

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others." Interpretation 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, Interpretation 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities. The Company will apply the recognition provisions of Interpretation 45 prospectively to guarantees issued after December 31, 2002. The Company is currently in the process of evaluating the potential impact that the adoption of Interpretation 45 will have on its financial statements.

    On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion 25.

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company believes it has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company's financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, the Company's financial position or results of operations may be adversely impacted.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its balance sheet or statements of operations and cash flows.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on the Company's statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company's financial position, results of operations or cash flows.

WESTERN GAMING CORPORATION
(FKA BEEPER PLUS, INC.)

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $9,847 and $12,153 for the year ended June 30, 2003 and 2002, respectively, and as of those dates, had an accumulated deficit of $1,221,914 and 1,212,067, respectively. As of June 30, 2003, the Company's current liabilities exceeded its current assets by $212,045. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

In April 2001, the Company sold its business and ceased operations. The Company presently does not commence any operations and does not generate any revenue. The Company is negotiating to convert certain debts into equity; none was converted through to date. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

NOTE 4 - SHORT-TERM NOTES PAYABLE

Short-term notes payable included the following:

June 30,                                               2003         2002
___________________________________________________________________________
a.)  Notes payable to an officer,
     interest at 12% per annum, due
     on demand.  Unsecured                          $   8,500     $   7,000

b.)  Notes payable to a shareholder,
     non-interest bearing; due on
     demand.  Unsecured                                16,000        16,000

c.)  Notes Payable to a related party.
     Terms are open.                                   55,000        55,000
                                                    ---------     ---------
                                                    $  79,500     $  78,000
                                                    =========     =========
NOTE 5 - INCOME TAX

As of June 30, 2003, the Company has net operating loss carryforwards, approximately of $1.3 million to reduce future taxable income. To the extent not utilized, the carryforwards will begin to expire through 2023. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The net deferred tax assets consist of the following:

    As of June 30:                           2003          2002         2001
    ___________________________________________________________________________
    Deferred tax assets
      Net operating loss carryforwards    $ 448,797     $ 445,449     $ 441,362
      Less: valuation allowance            (448,797)     (445,449)     (441,362)
                                           ------------------------------------
       Total net deferred tax assets      $       -     $       -     $       -
                                           ====================================

WESTERN GAMING CORPORATION
(FKA BEEPER PLUS, INC.)

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 6 - SALES OF BUSINESS

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

Net gain recognized on this sale was as follows:

    Total selling price                             $ 130,000

    Add:  Liabilities assumed at its book value
            Deferred revenue                           58,050
    Less:  Assets solt at its book value
            Property and equipment                    (11,619)
                                                    ---------
           Gain on sales of business                $ 176,431
                                                    =========
NOTE 7 - STOCKS OPTIONS

Employee Stock Option Plan

The Company has a Stock Option Plan (the Plan) adopted by the stockholders in April 1989 pursuant to which there are 500,000 shares of common stock reserved for issuance and under which the Company may issue non-statutory, incentive or performance based stock options to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 100% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant. Prices for options granted to employees who own greater than 10% or more of the Company's stock is at least 110% of the market value at date of grant. At June 30, 2003, 2002 and 2001, no shares have been issued.

Non-plan Options

During the year ended June 30, 2001, the Company granted 100,000 non-plan options to current directors and employees. The options were granted with an exercise price of $0.04 per share which was the market price on the date of grant. The options vested immediately and began to expire in 2010. There was no option granted during the years ended June 30, 2003 and 2002. As of June 30, 2003, 2002 and 2001, there were 1,200,000 shares of options outstanding. None of these options have been exercise to date.

A summary of the status of stock options issued by the Company as of June 30, 2003, 2002 and 2001 is presented in the following table:

WESTERN GAMING CORPORATION
(FKA BEEPER PLUS, INC.)

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________
NOTE 7 - STOCK OPTIONS (CONTINUED)


                                              2002                2002                 2001
                                     ________________________________________________________________
                                                Weighted              Weighted               Weighted
                                       Number    Average     Number    Average     Number     Average
                                        of      Exercise      of      Exercise      of       Exercise
                                      Options     Price      Options    Price      Options     Price

                                     ________________________________________________________________
Outstanding at beginning of Year     1,200,000   $ 0.04    1,200,000    $ 0,04   1,200,000    $ 0.04
Granted                                      -        -            -         -     100,000      0.04
Cancelled                                    -        -            -         -    (100,000)     0.04
                                     ---------   ------    ---------    ------   ---------     -----
Outstanding at end of Year           1,200,000   $ 0.04    1,200,000    $ 0.04   1,200,000    $ 0.04
                                     =========   ======    =========    ======   =========     =====

Exercisable at end of Year           1,200,000   $ 0.04    1,200,000    $ 0.04   1,200,000    $ 0.04
                                     =========   ======    =========    ======   =========     =====

The following table sets forth additional information about stock options outstanding at June 30, 2003:

                                 Weighted
                                  Average       Weighted
                                 Remaining       Average
  Exercise        Options       Contractual     Exercise      Options
   Price        Outstanding        Life          Price      Exercisable
_______________________________________________________________________

   $ 0.04        1,200,000      7.05 years      $ 0.04       1,200,000

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company is required to present pro forma information regarding its net loss and net loss per share if the Company had accounted for its employee stock options, granted subsequent to June 30, 1995 using the fair value method of accounting. The fair value of the options granted in fiscal 2003, 2002, and 2001 has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   FY2003    FY2002   FY2001
                                                  __________________________
Weighted average fair value per option granted    $  0.12   $ 0.01   $ 0.01
Risk-free interest rate                              1.29%    2.50%    2.50%
Expected dividend yield                              0.00%    0.00%    0.00%
Expected lives                                       7.00     8.00     9.00
Expected volatility                                  7.62     2.75     4.72

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models such as the Black-Scholes option pricing model require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly difference from those of trade options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

WESTERN GAMING CORPORATION
(FKA BEEPER PLUS, INC.)

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 8 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
                                                  2003        2002       2001
                                             _________________________________
Numerator:
 Net income (loss)                           $   (9,847)  $ (12,153)  $  41,282

 Denominator:
 Weighted average common shares outstanding   4,808,135   4,808,135   4,808,135

 Basic and diluted net income (loss)
 per share                                   $    (0.00)  $   (0.00)  $    0.01

NOTE 9 - RELATED PARTY TRANSACTIONS

As disclosed in Note 4, the Company had notes payable to related parties in the amounts of $79,500 and $78,000 as of June 30, 2003 and 2002, respectively.

NOTE 10 - SEGMENT INFORMATION

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

NOTE 11 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; and (ii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising our of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2003.

Since the Company is not operating, it does not incur any product warranty.

WESTERN GAMING CORPORATION
(FKA BEEPER PLUS, INC.)

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 12 - SUBSEQUENT EVENTS

On July 15, 2003 the Company changed its name to Western Gaming Corporation. The Board of Directors approved to increased the authorized shares of common stock to eighty million (80,000,000) and the authorized shares of preferred stock to twenty million (20,000,000). Both have a par value of $0.001 per share. As of June 30, 2003, the Company did not have any preferred stock issued and outstanding.

The retroactive restatement of the Stockholders' Deficit section will be as follows:
                                                           June 30,
                                                      2003          2002
___________________________________________________________________________
Stockholders' Deficit
  Common stock, $0.001 par value; 80,000,000
    shares authorized; issued and outstanding
    4,808,135 shares                             $     4,808    $     4,808
  Paid-in capital                                  1,008,431      1,008,431
  Accumulated deficit                             (1,221,914)    (1,212,067)
                                                    (208,675)      (198,828)
  Less: treasury stock, at cost                       (3,370)        (3,370)

  Total stockholders' deficit                    $  (212,045)   $  (202,198)