Form 10-Q
period 2003-09-30
BEEPER PLUS INC
filed 2004-10-08
CIK 793595

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 33-5516-LA

Western Gaming Corporation

(Name of small business issuer in its charter)

Nevada	88-0219239
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1515 E. Tropicana Ave, #140, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (702) 795-3601

Beeper Plus, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [  ]        No [X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes [  ]        No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

        Yes [  ]        No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2003, there were 4,808,135 $.01 par value shares.

WESTERN GAMING CORPORATION.

FORM 10-Q

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

PART II--OTHER INFORMATION

PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

WESTERN GAMING CORPORATION.

(UNAUDITED)

CONDENSED FINANCIAL STATEMENTS

September 30, 2003

Return to Table of Contents

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

BALANCE SHEETS (Unaudited)
	September 30,	June 30,
	2003	2003
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$ 445	$ 620

Total Assets	$ 445	$ 620

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 34,437	$ 32,682
Accrued compensation and related taxes	100,483	100,483
Notes payable, current portion	79,500	79,500
Total current liabilities	214,420	212,665

Stockholders' Deficit
Common stock, $0.01 par value, 10,000,000
shares authorized, 4,808,135 shares issued and outstanding	48,081	48,081
Paid-in capital	965,158	965,158
Accumulated deficit	(1,223,844)	(1,221,914)
	(210,605)	(208,675)
Less: treasury stock, at cost	(3,369)	(3,369)
Total stockholders' deficit	(213,974)	(212,044)

Total Liabilities and Stockholders' Deficit	$ 445	$ 620

See notes to the financial statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

STATEMENTS OF OPERATIONS (Unaudited)

For three months ended September 30,	2003	2002
Revenue	$ -	$ -

Selling, general and administrative expenses	1,727	2,101

Operating (loss)	(1,727)	(2,101)

Other income (expenses)
Interest and miscellanous income	52	-
Interest expenses	(255)	(210)
	(203)	(210)

Net (loss)	$ (1,930)	$ (2,311)

Net (loss) per share-basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares	4,808,135	4,808,135

See notes to the financial statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

STATEMENTS OF CASH FLOWS (Unaudited)

For three months ended September 30,	2003	2002
Cash Flow From Operating Activities:
Net (loss)	$ (1,930)	$ (2,311)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Increase (Decrease in) accounts payable and accrued expenses	1,755	(3,042)
Cash flows (used in) operating activities	(175)	(5,353)

Cash Flow From Investing Activities:	-	-

Cash Flow From Financing Activities:	-	-

Net (decrease) in cash	(175)	(5,353)

Cash balance at beginning of period	620	11,695

Cash balance at end of period	$ 445	$ 6,342

See notes to the financial statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business Western Gaming Corporation (FKA Beeper Plus, Inc., the "Company") historically disseminated sports and news information directly to customers nationwide through hand held pagers by utilizing contracted paging services. The Company also utilized independent distributors to provide information to clients within the United States. In April 2001, the Company sold its business to a vendor and did not commence any operations since then.

       The Company is currently seeking to form a joint venture to own and operate a 40-room hotel and approximately 80 acres of beachfront property in LaPaz of Mexico. As of September 7, 2004, the project is still open.

A summary of significant accounting policies follows.

Presentation of Interim Information: The financial information at September 30, 2003 and for the three months ended September 30, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

The results for the three months ended September 30, 2003 may not be indicative of results for the year ending June 30, 2004 or any future periods.

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

NOTE 3-NET INCOME (LOSS) PER SHARE

As the Company incurred net losses for the three months ended September 30, 2003 and 2002, the effect of dilutive stock options totaling 1.2 million have been excluded from the diluted net loss per share computation as it was antidilutive. However, these options could be dilutive in the future.

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 3-NET INCOME (LOSS) PER SHARE (Continued)

The following table sets forth the computation of basic and diluted net loss per share:

	September 30,
	2003	2002
Numerator:
Net (loss)	$ (1,930)	$ (2,311)

Denominator:
Weighted average number of shares	4,808,135	4,808,135

Net (loss) per share-basic and diluted	$ (0.00)	$ (0.00)

NOTE 4-SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company currently has no operations; accordingly, detailed information of the reportable segment is not presented.

NOTE 5-GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; and (ii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2003.

NOTE 6-SUBSEQUENT EVENT

On October 14, 2003, the Company changed its name to Western Gaming Corporation. The board of Directors approved to increase the authorized shares of common stock to eighty million (80,000,000) and the authorized shares of preferred stock to twenty million (20,000,000). Both have a par value of $0.001 per share. As of September 30, 2003, the Company did not have any preferred stock issued and outstanding.

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 6-SUBSEQUENT EVENT (Continued)

The retroactive restatement of the Stockholders' Deficit section will be as follows:

	September 30, 2003	June 30, 2003
Stockholders' Deficit
Common stock, $0.001 par value; 80,000,000 shares
authorized; issued and outstanding 4,808,135 shares	$ 4,808	4,808
Paid-in capital	1,008,431	1,008,431
Accumulated deficit	(1,223,844)	(1,221,914)
	(210,605)	(208,675)
Less: treasury stock, at cost	(3,369)	(3,369)

Total stockholders' deficit	$ (213,974)	(212,044)

Return to Table of Contents	Return to Index to Financial Statements

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information-General

This report contains a number of forward-looking statements, which reflect Western Gaming Corporation's ("the Company" or "Western Gaming") current views with respect to future events and financial performance including statements regarding Western Gaming's projections, and the sports paging industry. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof Western Gaming undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, Western Gaming's dependence on limited cash resources, and its dependence on certain key personnel within Western Gaming.

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

For the quarter ended September 30, 2003, Western Gamng generated $0.00 revenues, as compared to $0.00 for the quarter ended March 31, 2002. This lack of the generation of revenues by Western Gaming was in fact due to Western Gaming's sale of its paging business and services, which was its only revenue generating source and it has not as yet developed any revenue source or completed a merger or acquisition of an ongoing operation.

The following tables set forth selected information from the Statements of Operations for the three month periods ended September 30, 2003 and 2002 (Unaudited), and Balance Sheets as of June 30, 2003 (Audited) and three month period ending September 30, 2003 (Unaudited).

Return to Table of Contents	Return to Index to Financial Statements

Selected Statement of Operations Information

	For the Three Month Periods Ended
	September	September
	30, 2003	30, 2002
	(Unaudited)	(Unaudited)
Total Revenue	$ -0-	$ -0-
Total Expenses	1,727	2,101
Operating (loss)	(1,727)	(2,101)
Total Other Income (Expenses)	(203)	(210)
Net (loss)	$ (1,930)	$ (2,311)

Selected Balance Sheet Information

As of
	September	June
	30, 2003	30, 2003
	(Unaudited)	(Audited)
Total Assets	$ 445	$ 620
Total Liabilities	214,420	212,665
Accumulated deficit	(1,223,844)	(1,221,914)
Total stockholders' deficit	$ (213,974)	$ (212,044)

Operating expenses were $1,727 for the three months ended September 30, 2003 and $2,101 for September 30, 2002, representing a decrease in operating expenses of $374 or approximately 18%. This decrease was a result of Western Gaming's efforts to minimize administrative costs while attempting to develop a source of revenues or determine a potential merger or acquisition candidate after the sale of its paging business and services.

Net loss from operations for the three months ended September 30, 2003, at $1,930 compared to a net loss of $2,311 at September 30, 2002. Western Gaming did not generate any revenues in either three month period ending September 30, 2003 or September 30, 2002. There was no substantial change in net loss for the three months ended September 30, 2003 and September 30, 2002.

Due to Western Gaming's sale of its paging business in April of 2001, Western Gaming at this time does not offer any products for sale or offer any services; therefore, Western Gaming incurred no cost of sales or services for the periods ended September 30, 2003, or September 30, 2002.

Liquidity and Capital Resources

For the three-month unaudited period ending September 30, 2003, the Company had $445 in cash and cash equivalents, as compared to $620 for the audited period ending June 30, 2003.

Cash flows used in operating activities for the three-months ended September 30, 2003, was $175 as compared to cash flows of $5,353 used for operating activities or the three-months ended September 30, 2002. This decrease was a result of Western Gaming's increase in accounts payable and accrued expenses of $1,755, in the period ending September 30, 2003, and a decrease of $3,0420 in accounts payable and accrued expenses in the period ending September 30, 2002.

Return to Table of Contents	Return to Index to Financial Statements

Cash flow provided by investing activities for the three months ended September 30, 2003, was $0.00 as compared to $0.00 for the three months ended September 30, 2002. Western Gaming did not undertake any endeavors to raise capital during the three-month period ending September 30, 2003.

Net cash provided by financing activities for the three months ended September 30, 2003, was $0.00, as compared to $0.00 for the three months ended September 30, 2002. Western Gaming did not undertake any other ventures in the three months ended September 30, 2003.

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

(b)   Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the Company's fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The Company has no legal proceedings in effect.

ITEM 2.	Changes in Securities.

There have been no changes in securities during this reporting period.

Return to Table of Contents	Return to Index to Financial Statements

ITEM 3.	Defaults Upon Senior Securities.

The Company has incurred no defaults upon senior securities during this reporting period.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during this reporting period.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit 31.1   Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2   Certification of Secretary/Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1   Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2   Certification of Secretary/Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Western Gaming Corporation

(Registrant)

/s/Frank DeRenzo

(Signature)

Frank DeRenzo/President

Name/Title (print)

Date: October 4, 2004

Return to Table of Contents	Return to Index to Financial Statements