Form 10-Q
period 2003-12-31
BEEPER PLUS INC
filed 2004-10-08
CIK 793595

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2003

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

        Yes [  ]        No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2003, there were 4,808,135 $.01 par value shares.

WESTERN GAMING CORPORATION.

FORM 10-Q

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

PART II--OTHER INFORMATION

PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

WESTERN GAMING CORPORATION.

(UNAUDITED)

CONDENSED FINANCIAL STATEMENTS

December 31, 2003

Return to Table of Contents

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

BALANCE SHEETS (Unaudited)
	December 31,	June 30,
	2003	2003
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$ 9	$ 620

Total Assets	$ 9	$ 620

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 47,536	$ 32,682
Accrued compensation and related taxes	100,483	100,483
Notes payable, current portion	76,500	79,500
Total current liabilities	224,519	212,665

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000
shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 80,000,000
shares authorized, 4,808,135 shares issued and outstanding	4,808	4,808
Paid-in capital	1,008,431	1,008,431
Accumulated deficit	(1,234,380)	(1,221,915)
	(221,141)	(208,676)
Less: treasury stock, at cost	(3,369)	(3,369)
Total stockholders' deficit	(224,510)	(212,045)

Total Liabilities and Stockholders' Deficit	$ 9	$ 620

See notes to the financial statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

STATEMENTS OF OPERATIONS (Unaudited)

	For Three Months ended		For Six Months ended
	December 31,		December 31,
	2003	2002	2003	2002
Revenue	$ -	$ -	$ -	$ -

Selling, general and administrative expenses	10,281	7,908	12,008	10,009

Operating (loss)	(10,281)	(7,908)	(12,008)	(10,009)

Other Income (Expenses)
Interest and miscellanous income	-	-	52	-
Interest expenses	(255)	(210)	(510)	(420)
	(255)	(210)	(458)	(420)

Net (loss)	$ (10,536)	$ (8,118)	$ (12,466)	$ (10,429)

Loss per share-basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares	4,808,135	4,808,135	4,808,135	4,808,135

See notes to the financial statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

STATEMENTS OF CASH FLOWS (Unaudited)

For six months ended December 31,	2003	2002
Cash Flow From Operating Activities:
Net (loss)	$ (12,466)	$ (10,429)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Increase in accounts payable and accrued expenses	14,855	2,037
Cash flows provided by (used in) operating activities	2,389	(8,392)

Cash Flow From Investing Activities:	-	-

Cash Flow From Financing Activities:
Repayment of notes payable	(3,000)	-
Cash flows used in financing activities	(3,000)	-

Net (decrease) in cash	(611)	(8,392)

Cash at beginning of period	620	11,695

Cash at end of period	$ 9	$ 3,302

See notes to the financial statements

Return to Table of Contents	Return to Index to Financial Statements

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

The Company is currently seeking to form a joint venture to own and operate a 40-room hotel and approximately 80 acres of beachfront property in LaPaz of Mexico. As of September 10, 2004, the project is still open.

A summary of significant accounting policies follows.

Presentation of Interim Information: The financial information at December 31, 2003 and for the three and six months ended December 31, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

The results for the three and six months ended December 31, 2003 may not be indicative of results for the year ending June 30, 2004 or any future periods.

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

NOTE 3-NET INCOME (LOSS) PER SHARE

As the Company incurred net losses for the three and six months ended December 31, 2003 and 2002, the effect of dilutive stock options totaling 1.2 million has been excluded from the calculation of diluted net loss per share because it was anti-dilutive. However, these options could be dilutive in the future.

Return to Table of Contents	Return to Index to Financial Statements

NOTE 3-NET INCOME (LOSS) PER SHARE (Continued)

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months ended		Six Months ended
	December 31,		December 31,
	2003	2002	2003	2002
Numerator:
Net (loss)	$ (10,536)	$ (8,118)	$ (12,466)	$ (10,429)

Denominator:
Weighted average number of shares	4,808,135	4,808,135	4,808,135	4,808,135

Net (loss) per share-basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

NOTE 4-STOCKHOLDERS EQUITY

On October 14, 2003, the Company changed its name to Western Gaming Corporation. The board of Directors approved to increase the authorized shares of common stock to eighty million (80,000,000) and the authorized shares of preferred stock to twenty million (20,000,000). Both have a par value of $0.001 per share. As of December 31, 2003, the Company did not have any preferred stock issued and outstanding. The accompany financial statements have been retroactively adjusted to reflect the change of par value from $0.01 to $0.001.

NOTE 5-SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company currently has no operations; accordingly, detailed information of the reportable segment is not presented.

NOTE 6-GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2003.

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

For the quarter ended December 31, 2003, Western Gaming generated $0.00 revenues, as compared to $0.00 for the quarter ended December 31, 2002. This lack of the generation of revenues by Western Gaming was in fact due to Western Gaming's sale of its paging business and services, which was its only revenue generating source and it has not as yet developed any revenue source or completed a merger or acquisition of an ongoing operation.

The following tables set forth selected information from the Statements of Operations for the three month periods ended December 31, 2003 and 2002 (Unaudited), and Balance Sheets as of June 30, 2003 (Audited) and three month period ending December 31, 2003 (Unaudited).

Return to Table of Contents	Return to Index to Financial Statements

Selected Statement of Operations Information

	For the Three Month Periods Ended
	December	December
	31, 2003	31, 2002
	(Unaudited)	(Unaudited)
Total Revenue	$ -0-	$ -0-
Total Expenses	10,281	7,908
Operating (loss)	(10,281)	(7,908)
Total Other Income (Expenses)	(255)	(210)
Net (loss)	$ (10,536)	$ (8,118)

Selected Balance Sheet Information

As of
	December	June
	31, 2003	30, 2003
	(Unaudited)	(Audited)
Total Assets	$ 9	$ 620
Total Liabilities	224,519	212,665
Accumulated deficit	(1,234,380)	(1,221,915)
Total stockholders' deficit	$ (224,510)	$ (212,045)

Operating expenses were $10,281 for the three months ended December 31, 2003 and $7,908 for December 31, 2002, representing an increase in operating expenses of $2,373 or approximately 30%. This increase was a result of Western Gaming's increased efforts to develop a source of revenues or determine a potential merger or acquisition candidate.

Net loss from operations for the three months ended December 31, 2003, at $10,536 compared to a net loss of $8,118 at December 31, 2002. Beeper did not generate any revenues in either three month period ending December 21, 2003 or December 31, 2002 and the increase in the net loss from operations was a result of Western Gaming's increased attempt to determine a new source of revenues or to identify a possible merger/acquisition candidate.

Due to Western Gaming's sale of its paging business, Western Gaming at this time does not offer any products for sale or offer any services; therefore, Western Gaming incurred no cost of sales or services for the periods ended December 31, 2003, or December 31, 2002.

Liquidity and Capital Resources

For the three month unaudited period ending December 31, 2003, the Company had $9 in cash and cash equivalents, as compared to $620 for the audited period ending June 30, 2003.

Cash flows provided by operating activities for the six months ended December 31, 2003, was $2,389 as compared to cash flows used in operating activities of $8,392 for the six months ended December 31, 2002. This increase was a result of Western Gaming's increase in accounts payable and accrued expenses of $14,855 for the six-month period ended December 31, 2003 as compared to increase of $2,037 for the six-month period ended December 31. 2002.

Return to Table of Contents	Return to Index to Financial Statements

Cash flows provided by investing activities for the six months ended December 31, 2003, was $0.00 as compared to $0.00 for the six months ended December 31, 2002. Western Gaming did not undertake any endeavors to raise capital for the six-month period ending December 31, 2003.

As a result of the repayment of notes payable, cash flows used in financing activities for the six months ended December 31, 2003, was $3000, as compared to using $0.00 for the six months ended December 31, 2002. Western Gaming did not undertake any other ventures in the six months ended December 31, 2003.

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

On July 15, 2003, the Company filed with the Nevada Secretary of State, a Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations to: 1) Change the name of the Corporation from Beeper Plus, Inc. to Western Gaming Corporation; 2) Change the aggregate number of authorized common stock the Company has authority to issue from ten million (10,000,000) $.01 par value shares to eighty million (80,000,000) $.001 par value shares of common stock.; and 3) Give the Company authority to issue an aggregate of twenty million (20,000,000) $.001 par value shares of preferred stock.

ITEM 6.	Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit 31.1   Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2   Certification of Secretary/Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1   Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2   Certification of Secretary/Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

During this reporting period, the Company filed one (1) report on Form 8-K, dated October 21, 2003, regarding Item 5-Other Events, disclosing the information reported in Item 5-Other Information of this quarterly report.

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