Form 10-Q
period 2004-03-31
BEEPER PLUS INC
filed 2004-10-08
CIK 793595

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004

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

        Yes [  ]        No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2004, there were 4,808,135 $.01 par value shares.

WESTERN GAMING CORPORATION.

FORM 10-Q

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

PART II--OTHER INFORMATION

PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

WESTERN GAMING CORPORATION.

(UNAUDITED)

CONDENSED FINANCIAL STATEMENTS

March 31, 2004

Return to Table of Contents

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

BALANCE SHEETS (Unaudited)
	March 31,	June 30,
	2004	2003
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$ 119	$ 620

Total Assets	$ 119	$ 620

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 52,945	$ 32,682
Accrued compensation and related taxes	100,483	100,483
Notes payable, current portion	76,500	79,500
Total current liabilities	229,928	212,665

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000
shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 80,000,000
shares authorized, 4,808,135 shares issued and outstanding	4,808	4,808
Paid-in capital	1,008,431	1,008,431
Accumulated deficit	(1,239,679)	(1,221,915)
	(226,440)	(208,676)
Less: treasury stock, at cost	(3,369)	(3,369)
Total stockholders' deficit	(229,809)	(212,045)

Total Liabilities and Stockholders' Deficit	$ 119	$ 620

See notes to the financial statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

STATEMENTS OF OPERATIONS (Unaudited)

	For Three Months ended		For Nine Months ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenue	$ -	$ -	$ -	$ -

Selling, general and administrative expenses	5,226	1,813	17,233	11,822

Operating (loss)	(5,226)	(1,813)	(17,233)	(11,822)

Other Income (Expenses)
Interest and miscellanous income	181	7,692	233	7,692
Interest expenses	(255)	(219)	(765)	(639)
	(74)	7,473	(532)	7,053

Net income (loss)	$ (5,300)	$ 5,660	$ (17,765)	$ (4,769)

Loss per share-basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares	4,808,135	4,808,135	4,808,135	4,808,135

See notes to the financial statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

STATEMENTS OF CASH FLOWS (Unaudited)

For nine months ended March 31,	2004	2003
Cash Flow From Operating Activities:
Net (loss)	$ (17,765)	$ (4,769)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Increase (decrease) in accounts payable and accrued expenses	20,264	(7,536)
Cash flows provided by (used in) operating activities	2,499	(12,305)

Cash Flow From Investing Activities:	-	-

Cash Flow From Financing Activities:
Advanced by (Repayment of) notes payable	(3,000)	900
Cash flows provided by (used in) financing activities	(3,000)	900

Net (decrease) in cash	(501)	(11,405)

Cash at beginning of period	620	11,694

Cash at end of period	$ 119	$ 289

See notes to the financial statements

Return to Table of Contents	Return to Index to Financial Statements

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

Presentation of Interim Information: The financial information at March 31, 2004 and for the three and nine months ended March 31, 2004 and 2003 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

The results for the three and nine months ended March 31, 2004 may not be indicative of results for the year ending June 30, 2004 or any future periods.

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

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 3-EXTINGUISHMENT OF DEBT

In March 2003, the Company extinguished an account payable of $7,692 which was included in other income. None for 2004.

NOTE 4-NET INCOME (LOSS) PER SHARE

As the Company incurred net income (losses) for the three and nine months ended March 31, 2004 and 2003, the effect of dilutive stock options totaling 1.2 million has been excluded from the calculation of diluted net loss per share because it was anti-dilutive. However, these options could be dilutive in the future.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months ended		Nine Months ended
	March 31,		March 31,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$ (5,300)	$ 5,660	$ (17,765)	$ (4,769)

Denominator:
Weighted average number of shares	4,808,135	4,808,135	4,808,135	4,808,135

Net income (loss) per share-basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

NOTE 5-STOCKHOLDERS EQUITY

On October 14, 2003, the Company changed its name to Western Gaming Corporation. The board of Directors approved to increase the authorized shares of common stock to eighty million (80,000,000) and the authorized shares of preferred stock to twenty million (20,000,000). Both have a par value of $0.001 per share. As of March 31, 2004, the Company did not have any preferred stock issued and outstanding. The accompanying financial statements have been retroactively adjusted to reflect the change of par value from $0.01 to $0.001.

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

NOTE 7-GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2004.

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

For the quarter ended March 31, 2004, Western Gaming generated $0.00 revenues, as compared to $0.00 for the quarter ended March 31, 2003. This lack of the generation of revenues by Western Gaming was in fact due to Western Gaming's sale of its paging business and services, which was its only revenue generating source and it has not as yet developed any revenue source or completed a merger or acquisition of an ongoing operation.

The following tables set forth selected information from the Statements of Operations for the three month periods ended March 31, 2004 and 2003 (Unaudited), and Balance Sheets as of June 30, 2003 (Audited) and three month period ending March 21, 2004 (Unaudited).

Return to Table of Contents	Return to Index to Financial Statements

Selected Statement of Operations Information

	For the Three Month Periods Ended
	March	March
	31, 2004	31, 2003
	(Unaudited)	(Unaudited)
Total Revenue	$ -0-	$ -0-
Total Expenses	5,226	1,813
Income (Loss) from Operations	(5,226)	(1,813)
Total Other Income (Expenses)	(74)	7,473
Net Income (Loss)	$ (5,300)	$ 5,660

Selected Balance Sheet Information

As of
	March	June
	31, 2004	30, 2003
	(Unaudited)	(Audited)
Total Assets	$ 119	$ 620
Total Liabilities	229,928	212,665
Accumulated deficit	(1,239,679)	(1,221,915)
Total stockholders' Deficit	$ (229,809)	$ (212,045)

Operating expenses were $5,226 for the three months ended March 31, 2004 and $1,813 for March 31, 2003, representing a increase in operating expenses of $3,413 or approximately 188%. This increase was a result of Western Gaming's efforts to develop a source of revenues or determine a potential merger or acquisition candidate after the sale of its paging business and services.

Net loss from operations for the three months ended March 31, 2004, at $5,300 compared to a net income of $5,660 at March 31, 2003. Western Gaming did not generate any revenues in either three month period ending March 31, 2004 or March 31, 2003. This decrease in net income was a result of Western Gaming's retirement of a $7,692 account payable in the three-month period ended March 31, 2003. As a consequence interest and miscellaneous income of $7,692 at the period ending March 31, 2003 compared to $181 at the period ending March 31, 2004, represented a substantial decrease.

Due to Western Gaming's sale of its paging business in April of 2001, Western Gaming at this time does not offer any products for sale or offer any services; therefore, Beeper incurred no cost of sales or services for the periods ended March 31, 2004, or March 31, 2003.

Liquidity and Capital Resources

For the three-month unaudited period ending March 31, 2003, the Company had $119 in cash and cash equivalents, as compared to $620 for the audited period ending June 30, 2003.

Cash flows provided by operating activities for the nine-months ended March 31, 2004, was $2,499 as compared to using net cash of $12,305 for the nine-months ended March 31, 2003. This substantial increase was a result of Beeper's increase in accounts payable and accrued expenses to $20,264 in the nine-month period ending March 31, 2004, as compared to a decrease of $7,536 in the nine-month period ending March 31, 2003.

Return to Table of Contents	Return to Index to Financial Statements

Cash flows provided by investing activities for the nine months ended March 31, 2004, was $0.00 as compared to $0.00 for the nine months ended March 31, 2003. Western Gaming did not undertake any endeavors to raise capital during the nine-month period ending March 31, 2004.

Cash flows used in financing activities for the nine months ended March 31, 2004, was $3,000 as a result of the repayment of notes payable, compared to providing $900 for the nine months ended March 31, 2003. Western Gaming did not undertake any other ventures in the nine months ended March 31, 2004.

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