Form 10-K
period 2004-06-30
BEEPER PLUS INC
filed 2004-12-03
CIK 793595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 33-5516-LA

Western Gaming Corporation

(Name of small business issuer in its charter)

Nevada	88-0219239
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1515 E. Tropicana Ave, #140, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (702) 795-3601

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X ]     No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.     [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes   [  ]     No  [X]

As of November 1, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $70,885

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 30, 2004 4,808,135, $0.001 par value

Western Gaming Corporation

Form 10-K

June 30, 2004

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	9

-ii-

Forward-Looking Information-General

This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Western Gaming Corporation's actual results may differ significantly from the results discussed in the forward-looking statements.

This report contains a number of forward-looking statements, which reflect Western Gaming Corporation's current views with respect to future events and financial performance including statements regarding Western Gaming Corporation's projections, and business endeavors. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof Western Gaming Corporation undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

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

General

On July 15, 2003, Beeper Plus, Inc. changed its name to Western Gaming Corporation. Western Gaming Corporation (the "Company" or "WGC"), a Nevada corporation, was incorporated on March 25, 1986, and has its corporate headquarters at 1515 E. Tropicana Ave, #140, Las Vegas, NV, 89119. WGC was in the business of collecting, organizing and disseminating timely sports information through wireless services to individual and corporate customers throughout the United States, Canada and the Caribbean, as well as news information through a network of resellers.

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

Employees

As of June 30, 2004, we had no employees.

General Information

We are a SEC reporting company and file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. We file these reports electronically with the SEC. The SEC maintains an Internet site at "http://www.sec.gov/", that contains these reports, any proxy and information statements, and other information that we are required to file. Go to the EDGAR link for company filings. A copy of this report or any of our reports are available without charge upon request by contacting our corporate office.

ITEM 2.	PROPERTIES

We own no real property and we currently utilize office space contributed by Mr. Frank DeRenzo, one of our directors and shareholder, at no charge to us.

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

Our Common Stock, par value $.001, currently trades on the NASD Pink Sheets. Our initial registration statement was declared effective by the Securities and Exchange Commission on June 20, 1986. As of our fiscal year ended June 30, 2004, there were approximately 224,100 shares traded through the National Association of Securities Dealers.

The market price information for our common equity pursuant to Item 201(a)(i)(iii) for each fiscal quarter from the fourth quarter ending June 30, 2002, through the fourth quarter ending June 30, 2004, was as follows:

		Bid Price		Asked Price
		High	Low	High	Low
6-30-2002	Fourth Quarter	.01	.004	.03	.02
9-30-2002	First Quarter	.01	.004	.03	.02
12-31-2002	Second Quarter	.05	.02	.05	.02
3-31-2003	Third Quarter	.04	.02	.04	.02
6-30-2003	Fourth Quarter	.12	.04	.12	.04
9-30-2003	First Quarter	.04	.04	.04	.04
12-31-2003	Second Quarter	.04	.04	.04	.04
3-31-2004	Third Quarter	.04	.04	.04	.04
6-30-2004	Fourth Quarter	.04	.04	.04	.04

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

On June 30, 2004, the approximate number of holders of record of our $.001 par value Common Stock was 258.
ITEM 6.	SELECTED FINANCIAL DATA

	Year ended June 30
	2004	2003	2002	2001	2000
Results of Operations Data
Operating Revenue	$ 0	$ 0	$ 0	$ 594,470	$ 755,511
Net Income (Loss)	$ (20,590)	(9,847)	(12,153)	41,282	(237,650)
Net Income (Loss) Per Common Share Outstanding	(0.00)	(.00)	(.00)	.01	(.06)
Balance Sheet Data
Total Assets	119	620	11,694	215,034	233,460
Total Liabilities	232,754	212,665	213,892	405,079	466,196
Stockholders' Equity (deficit)	(232,635)	(212,045)	(202,198)	(190,045)	(232,736)
Long-term Debt	$ 0	$ 0	$ 0	$ 0	$ 0

We have not paid any dividends on our stock.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the fiscal year ended June 30, 2004 compared to fiscal year ended June 30, 2003

Revenues

We had revenues of $0 for the fiscal year ended June 30, 2004, as compared to $0 for the fiscal year ended June 30, 2003. Our Statement of Operations reflects a net loss of $20,590 for the fiscal year ended June 30, 2004, compared to net income of $9,847 for the fiscal year ended June 30, 2003. This represented an increase in the net loss of approximately 109% due to interest and miscellaneous income of $233 for the fiscal year ended 2004 as compared to $8,019 for the fiscal year ended 2003.

For the fiscal year ended June 30, 2004, we were not successful in establishing any business operations, and as a consequence, we did not generate any revenues. We are in the process of identifying and developing new business ventures and/or business partners through acquisitions or mergers.

General and Administrative Expenses

General and administrative expenses consists primarily of Legal, Accounting, Consulting and related costs, and administration expenses including storage rent, office and postage. General and administrative expenses increased from $16,981 for the fiscal year ended June 30, 2003, to $19,803 for the fiscal year ended June 30, 2004. No salaries or wages were paid during either fiscal period.

Liquidity and Capital Resources

We had a working capital deficit of $232,635 at June 30, 2004, compared to a working capital deficit of $212,045 at June 30, 2003. For the fiscal year ended June 30, 2004, cash used in operating activities was $10,507, as compared to $12,574 for the fiscal year ended June 30, 2003. For the fiscal year ended June 30, 2004, investing activities provided $0 as compared to providing $0 for the fiscal year ended June 30, 2003. For the fiscal year ended June 30, 2004, financing activities provided $10,007 as compared to providing $1,500 for the fiscal year ended June 30, 2003. The $8,500 or approximately 570% increase in financing activities was primarily do to an advance by a related party. Net cash decreased by $501 for the fiscal year ended June 30, 2004 as compared to a decrease of $11,074 for the fiscal year ended June 30, 2003.

During the year ended June 30, 2004, we had short-term payables of, an advance of $1,500 from a related party, a $7,000 Note, unsecured, at an interest rate of 12% per annum, a $16,000 Note, Additionally, during the fiscal year ended 2004, we decreased an unsecured, non-interest bearing notes, due on demand and an open term, Note Payable, by $3,000 to $52,000.

We generated $0 revenues for fiscal year ended June 30, 2004 and a net loss of $20,590 for the fiscal year ended June 30, 2004, resulting in an accumulated deficit of $1,242,504 at June 30, 2004. Our ability to continue as a going concern is ultimately dependent on our ability to obtain another business venture and/or business partners and additional financing. We may choose to raise additional cash through the sale of equity or debt and obtain another business venture through a merger or acquisition. No assurance can be given that we will be successful in these efforts. We have no plans to pay dividends with respect to Common Stock in the foreseeable future.

Results of Operations for the fiscal year ended June 30, 2003 compared to fiscal year ended June 30, 2002

Revenues

We had revenues of $0 for the fiscal year ended June 30, 2003, as compared to $0 for the fiscal year ended June 30, 2002. Our Statement of Operations reflects a net loss of $9,847 for the fiscal year ended June 30, 2003, compared to net income of $12,153 for the fiscal year ended June 30, 2002.

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

See Financial Statements commencing on page F-i.
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in and disagreements with accountants on accounting and financial disclosure during our last two (2) fiscal years ended June 20, 2003 and June 30, 2004.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

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

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth-certain information regarding each director and executive officer of the Company:

Name	Age	Position
Frank H. DeRenzo	68	President and Director
Robert Muniz	51	Director
DeAnn Moore	33	Secretary, Treasurer and Director

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

DeAnn Moore. Ms. Moore was appointed as one of our Director's on April 16, 2001, and as our Secretary/Treasures on June 27, 2003. Ms. Moore joined the Company on April 6, 1998, as an administrative assistant and was promoted to office manager/bookkeeper. Ms. Moore has been a retail manager for five (5) years working for Country and More, a home décor and gift store and Pier One Imports.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the total compensation we paid for our fiscal year ending June 30, 2004, to each of our executive officers. During the fiscal years ending June 30, 2004, 2003, and 2002, no Executive Officer or Director of the Company received cash remuneration in excess of $60,000. There are no standard arrangements for the compensation of directors.

Name	Annual Compensation Year Ended June 30			Long Term Compensation Restricted Stock Awards (#)
	2004	2003	2002
Frank H. DeRenzo—Director/President	$0	$0	$0
Robert Muniz—Director/Secretary/Treasurer	$0	$0	$0
DeAnn Moore—Director	$0	$0	$0

OPTION GRANTS IN FISCAL YEAR 2004

We did not issue any option grants in the fiscal year 2004.

Our Employee Stock Option Plan was previously extended to 2010. Currently no options have been issued under the Employee Stock Option Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by us to own beneficially 5% or more of the Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

Name and Address of Beneficial Owner	Shares owned Beneficially	% Owned
Frank DeRenzo 1515 E. Tropicana Ave., #140 Las Vegas, NV 89119	2,443,712	50.82%

Robert Muniz 1515 E. Tropicana Ave., #140 Las Vegas, NV 89119	0	0%

DeAnn Moore 1515 E. Tropicana Ave., #140 Las Vegas, NV 89119	1,600.0003%

Officers and Directors, and 5% shareholders as a group (3 in number)	2,445,312	50.85%

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

We believe that during and for the year ended June 30, 2004, none of our Directors, Executive Officers and greater than 10% stockholders complied with Section 16(a) filing requirements. These persons have been advised as to the necessity to comply with Section 16(a) filing requirements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended June 30, 2004, we did not enter into any transactions with related parties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Spector and Wong, LLP billed us an aggregate of approximately $7,500 in fees for professional services rendered in connection with the audit of the Company's financial statements, and reviews of the financial statements included in the Company's quarterly reports for the most recent fiscal year ended June 30, 2004, and fees of approximately $7,600 for those services during the fiscal year ended June 30, 2003.

Audit-Related Fees

Spector and Wong, LLP did not bill us any audit-related fees during our fiscal year ended June 30, 2004.

Tax Fees

Spector and Wong, LLP did not bill us any tax fees during our fiscal year ended June 30, 2004.

Financial Information Systems Design and Implementation Fees

Spector and Wong, LLP did not bill us for any professional services rendered to the Company and its affiliates for the fiscal year ended June 30, 2004, in connection with financial information systems design or implementation, the operation of the Company's information system.

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

Exhibit 31.1   Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2   Certification of Secretary/Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1   Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2   Certification of Secretary/Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Items filed as part of report:

Attached hereto commencing on Page F-i are the financial statements and Supplementary Data required by Item 8 of this Form.

(c)   Reports on Form 8-K

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

.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 30, 2004

Western Gaming Corporation

(Registrant)

/s/Frank DeRenzo

Frank DeRenzo

President

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

	Signature	Title

November 30, 2004	/s/Frank DeRenzo	President and Director
Frank DeRenzo

November 30, 2004	/s/Robert Muniz	Director
Robert Muniz

November 30, 2004	/s/DeAnn Moore
	DeAnn Moore	Director, Secretary-Treasurer

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

(AUDITED)

FINANCIAL STATEMENTS

June 30, 2004

INDEX

Page
INDEPENDENT AUDITOR'S REPORT BALANCE SHEETS STATEMENTS OF OPERATIONS STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT STATEMENTS OF CASH FLOWS NOTES TO FINANCIAL STATEMENTS	F-1 F-2 F-3 F-4 F-5 F-6

F-i

HAROLD Y. SPECTOR, CPA	SPECTOR & WONG, LLP	80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA	Certified Public Accountants	SUITE 723
	(888) 584-5577	PASADENA, CA 91101
FAX (888) 584-8033

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and stockholders

of Western Gaming Corporation.

We have audited the accompanying balance sheets of Western Gaming Corporation (FKA Beeper Plus, Inc., a Nevada corporation), as of June 30, 2004 and 2003, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended June 30, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Western Gaming Corporation (FKA Beeper Plus, Inc.) as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years ended June 30, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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

Spector and Wong, LLP

Pasadena, California

November 2, 2004

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

BALANCE SHEETS

ASSETS	2004	2003
Current Assets
Cash and cash equivalents	$ 119	$ 620

TOTAL ASSETS	$ 119	$ 620
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 55,771	$ 32,682
Accrued compensation and related taxes	100,483	100,483
Short-term notes payable	76,500	79,500

Total current liabilities	232,754	212,665
Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 80,000,000 shares authorized, 4,808,135 shares issued and outstanding	4,808	4,808
Paid-in capital	1,008,431	1,008,431
Accumulated deficit	(1,242,504)	(1,221,914)
	(229,265)	(208,675)
Less: Treasury stock, at cost	(3,370)	(3,370)
Total stockholders' deficit	(232,635)	(212,045)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 119	$ 620

See Notes to Financial Statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

STATEMENTS OF OPERATIONS

For years ended June 30,	2004	2003	2002
Sales	$ —	$ —	$ —
Cost of Sales	—	—	—

Gross Profit	—	—	—

Operating Expenses:
Selling, general and administrative expenses	19,803	16,981	26,320
Total operating expenses	(19,803)	(16,981)	(26,320)

Operating (loss)	(19,803)	(16,981)	(26,320)

Other income (expenses):
Interest and miscellaneous income	233	8,019	16,592
Interest expenses	(1,020)	(885)	(2,425)
Total other income (expenses)	(787)	7,134	14,167

Net (loss)	$ (20,590)	$ (9,847)	$ (12,153)

Basic and diluted net (loss) per share	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares	4,808,135	4,808,135	4,808,135

See Notes to Financial Statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For years ended June 30, 2004, 2003 and 2002

	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance at June 30, 2001	4,808,135	$ 48,081	$ 965,158	$ (1,199,914)	$ (3,370)	$ (190,045)
Reduce Par Value from $0.01 to $0.001 on October 14, 2003		(43,273)	43,273

Balance at June 30, 2001
Retroactively Restated	4,808,135	4,808	1,008,431	(1,199,914)	(3,370)	(190,045)
Net (loss)				(12,153)		(12,153)

Balance at June 30, 2002	4,808,135	4,808	1,008,431	(1,212,067)	(3,370)	(202,198)
Net (loss)				(9,847)		(9,847)

Balance at June 30, 2003	4,808,135	4,808	1,008,431	(1,221,914)	(3,370)	(212,045)
Net (loss)				(20,590)		(20,590)

Balance at June 30, 2004	4,808,135	$ 4,808	$ 1,008,431	$ (1,242,504)	$ (3,370)	$ (232,635)

See Notes to Financial Statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

STATEMENTS OF CASH FLOWS

For years ended June 30,	2004	2003	2002
Cash Flow from Operating Activities:
Net (loss)	$ (20,590)	$ (9,847)	$ (12,153)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Decrease in:
Prepaids and other assets	—	—	1,100
Increase (decrease) in:
Accounts payable and accrued expenses	10,082	(2,727)	(17,756)

Cash flows (used in) operating activities	(10,507)	(12,574)	(28,809)

Cash Flow from Investing Activities:
Proceeds from closing Certificate of Deposit	—	—	160,000
Proceeds from sales of business	—	—	46,156

Cash flows provided by investing activities	—	—	206,156

Cash Flow from financing Activities:
Increase in accounts payable to related party	13,007	—	—
Advances from related parties	(3,000)	1,500	(13,500)
(Repayments) on line of credit	—	—	(159,931)

Cash flows provided by (used in) financing activities	10,007	1,500	(173,431)

Net increase (decrease) in cash	(501)	(11,074)	3,916

Cash balance at beginning of year	620	11,694	7,778

Cash balance at end of year	$ 119	$ 620	$ 11,694

Supplemental Disclosures of Cash Flow Information Interest Paid	$ —	$ —	$ 5,343

See Notes to Financial Statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Western Gaming Corporation (formally known as Beeper Plus, Inc., the "Company") was historically disseminated sports and news information directly to customers nationwide through hand held pagers by utilizing contracted paging services. The Company also utilized independent distributors to provide information to clients within the United States. In April 2001, the Company sold its business to a vendor and has not commenced any operations since then.

On October 14, 2003, the Company changed its name to Western Gaming Corporation.

The Company is currently seeking to form a joint venture to own and operate a 40-room hotel and approximately 80 acres of beachfront property in LaPaz of Mexico. As of October 20, 2004, the project is still open.

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

Revenue Recognition Revenue is recognized at the point of sales or as services has been performed and is billable, provided that no significant obligations remain and collectibility is reasonably assured. Subscription revenue received in advance is recorded as deferred income and recognized as income on a straight-line basis over the life of the subscription.

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

Property and Equipment As of June 30, 2004, 2003 and 2002, the Company did not maintain or control any fixed assets during these years.

Income Taxes Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Stock-based Compensation The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (APO) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net (loss) for the years ended June 30, 2004, 2003 or 2002 as all options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The Company is required under SFAS No. 123, as amended by SFAS No. 148, to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows:

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Years ended June 30,	2004	2003	2002
Net (loss)-as reported	(20,590)	(9,847)	(12,153)
Compensation expense, net of tax	—	—	—
Net (loss)-pro forma	(20,590)	(9,847)	(12,153)
Basic and diluted net (loss) per share-as reported	(0.00)	(0.00)	(0.00)
Basic and diluted net (loss) per share-pro forma	(0.00)	(0.00)	(0.00)

See note 6 for additional information on the assumption used in the SFAS No. 123 charge.

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

Income (Loss) Per Common Share The Company accounts for income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Shares excluded from diluted (loss) per share totaled 1,200,000 for years ended June 30, 2004, 2003 and 2002.

New Accounting Standards In December 2003, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 amends SFAS No. 87, 88, and 106, "Employers' Accounting for Pensions," "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and "Employers' Accounting for Postretirement Benefits other than Pensions," to require additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company does not have any pensions and other postretirement benefits. The Company does not anticipate that the adoption of SFAS No. 132 will have an impact on its balance sheet or statements of operations and cash flows.

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $20,590 and $9,847 for the years ended June 30, 2004 and 2003, respectively, and as of those dates, had an accumulated deficit of $1,242,504 and 1,221,914, respectively. As of June 30, 2004, the Company's current liabilities exceeded its current assets by $232,635. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN (Continued)

In April 2001, the Company sold its business and ceased operations. The Company presently has not commenced any operations and does not generate any revenue. The Company is negotiating to convert certain debts into equity; none was converted through to date. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - SHORT-TERM NOTES PAYABLE

Short-term notes payable included the following:

As of June 30,		2004	2003
a.)	Notes payable to an officer, interest at 12% per annum, due on demand. Unsecured.	$ 8,500	$ 8,500
b.)	Notes payable to a shareholder, non-interest bearing; due on demand. Unsecured.	16,000	16,000
c.)	Notes Payable to a related party. Terms are open.	52,000	55,000
		$ 76,500	$ 79,500

NOTE 5 - INCOME TAX

As of June 30, 2004, the Company has net operating loss carryforwards, approximately of $1.3 million to reduce future taxable income. To the extent not utilized, the carryforwards will begin to expire through 2024. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The net deferred tax assets consist of the following:

As of June 30,	2004	2003	2002
Deferred tax assets:
Net operation loss carryforwards	$ 455,797	$ 448,797	$ 445,449
Less: valuation allowance	(455,797)	(448,797)	(445,449)
Total net deferred tax assets	$ —	$ —	$ —

The Company did not file income tax returns for years ended June 30, 2004 and 2003. The Company is not tax compliance.

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - STOCKS OPTIONS

Employee Stock Option Plan

The Company has a Stock Option Plan (the Plan) adopted by the stockholders in April 1989 pursuant to which there are 500,000 shares of common stock reserved for issuance and under which the Company may issue non-statutory, incentive or performance based stock options to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 100% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant. Prices for options granted to employees who own greater than 10% or more of the Company's stock is at least 110% of the market value at date of grant. At June 30, 2004, 2003 and 2002, no shares have been issued.

Non-plan Options

During the year ended June 30, 2001, the Company granted 100,000 non-plan options to current directors and employees. The options were granted with an exercise price of $0.04 per share which was the market price on the date of grant. The options vested immediately and began to expire in 2010. There were no options granted during the years ended June 30, 2004, 2003 and 2002. As of June 30, 2004, 2003 and 2002, there were 1,200,000 shares of options outstanding. None of these options have been exercised to date.

A summary of the status of stock options issued by the Company as of June 30, 2004, 2003 and 2002 is presented in the following table:

	2004		2003		2002
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of Year	1,200,000	$ 0.04	1,200,000	$ 0.04	1,200,000	$ 0.04
Granted	—	—	—	—	—	—
Cancelled	—	—	—	—	—	—
Outstanding at end of Year	1,200,000	$ 0.04	1,200,000	$ 0.04	1,200,000	$ 0.04

Exercisable at end of Year	1,200,000	$ 0.04	1,200,000	$ 0.04	1,200,000	$ 0.04

The following table sets forth additional information about stock options outstanding at June 30, 2004:

Weighted
		Average	Weighted
		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Price	Outstanding	Life	Price	Exercisable
$ 0.04	1,200,000	6.05 yrs	$ 0.04	1,200,00

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company is required to present pro forma information regarding its net loss and net loss per share if the Company had accounted for its employee stock options, granted subsequent to June 30, 1995 using the fair value method of accounting. The fair value of the options granted in fiscal 2004, 2003, and 2002 has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - STOCKS OPTIONS (Continued)

	FY2004	FY2003	FY2003
Weighted average fair value per option granted	$ 0.04	$ 0.12	$ 0.01
Risk-free interest rate	0.96%	1.29%	2.50%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	6.00	7.00	8.00
Expected volatility	3.77	7.62	2.75

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

NOTE 7 - NET (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

		June 30,
	2004	2003	2002
Numerator:
Net (loss)	$ (20,590)	$ (9,847)	$ (12,153)

Denominator:
Weighted average common shares outstanding	4,808,135	4,808,135	4,808,135

Basic and diluted net (loss) per share	$ (0.00)	$ (0.00)	$ (0.00)

NOTE 8 - RELATED PARTY TRANSACTIONS

As disclosed in Note 4, the Company had notes payable to related parties in the amounts of $76,500 and $79,500 as of June 30, 2004 and 2003, respectively. The Company also had accounts payable to a related party in the amount of $14,784 and $1,777, respectively, as of those dates.

NOTE 9 - STOCKHOLDERS EQUITY

On October 14, 2003, the Company changed its name to Western Gaming Corporation. The Board of directors approved to increased the authorized shares of common stock to eighty million (80,000,000) and the authorized shares of preferred stock to twenty million (20,000,000). Both have a par value of $0.001 per share. As of June 30, 2004, the Company did not have any preferred stock issued and outstanding. The accompanying financial statements have been retroactively adjusted to reflect the change of par value from $0.01 to $0.001.

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company had only one segment before April 2001 and has had no operations since then; accordingly, detailed information of the reportable segment is not presented.

NOTE 11 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; and (ii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons from liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2004.

Since the Company is not operating, it does not incur any product warranty.

Return to Table of Contents	Return to Index to Financial Statements