Form 10-Q
period 2004-09-30
BEEPER PLUS INC
filed 2005-03-21
CIK 793595

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004

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

        Yes [  ]        No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2004, there were 4,808,135 $.001 par value shares.

WESTERN GAMING CORPORATION.

FORM 10-Q

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

PART II--OTHER INFORMATION

PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

WESTERN GAMING CORPORATION.
(UNAUDITED)
CONDENSED FINANCIAL STATEMENTS

September 30, 2004

Return to Table of Contents

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)
BALANCE SHEETS (Unaudited)
	September 30,	June 30,
	2004	2004
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$ 610	$ 119

Total Assets	$ 610	$ 119

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 45,427	$ 55,771
Accrued compensation and related taxes	100,483	100,483
Short-term notes payable	90,500	76,500
Total current liabilities	236,410	232,754

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 80,000,000
shares authorized, 4,808,135 shares issued and outstanding	4,808	4,808
Paid-in capital	1,008,431	1,008,431
Accumulated deficit	(1,245,669)	(1,242,504)
	(232,431)	(229,265)
Less: treasury stock, at cost	(3,370)	(3,370)
Total stockholders' deficit	(235,801)	(232,635)

Total Liabilities and Stockholders' Deficit	$ 610	$ 119

See notes to the unaudited interim financial statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)
STATEMENTS OF OPERATIONS (Unaudited)

For three months ended September 30,	2004	2003
Revenue	$ -	$ -

Selling, general and administrative expenses	2,745	1,727

Operating (loss)	(2,745)	(1,727)

Other income (expenses)
Interest and miscellanous income	254	52
Interest expenses	(675)	(255)
	(421)	(203)

Net (loss)	$ (3,166)	$ (1,930)

Net (loss) per share-basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares	4,808,135	4,808,135

See notes to the unaudited interim financial statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)
STATEMENTS OF CASH FLOWS (Unaudited)

For three months ended September 30,	2004	2003
Cash Flow From Operating Activities:
Net (loss)	$ (3,166)	$ (1,930)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Increase (decrease in) accounts payable and accrued expenses	(10,343)	1,755
Net cash flows (used in) operating activities	(13,509)	(175)

Cash Flow From Investing Activities:	-	-

Cash Flow From Financing Activities:
Additions to notes payable	14,000	-
Net cash flow provided by financing activities	14,000	-

Net incrase (decrease) in cash	491	(175)

Cash balance at beginning of period	119	620

Cash balance at end of period	$ 610	$ 445

See notes to the financial statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of BusinessWestern Gaming Corporation (FKA Beeper Plus, Inc., the "Company") was historically disseminating sports and news information directly to customers nationwide through hand held pagers by utilizing contracted paging services. The Company also utilized independent distributors to provide information to clients within the United States. In April 2001, the Company sold its business to a vendor and has not commenced any operations since then.

The Company is currently seeking to form a joint venture to own and operate a 40-room hotel and approximately 80 acres of beachfront property in LaPaz of Mexico. As of January 28, 2005, the project is still open.

A summary of significant accounting policies follows.

Presentation of Interim Information: The financial information at September 30, 2004 and for the three months ended September 30, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

The results for the three months ended September 30, 2004 may not be indicative of results for the year ending June 30, 2005 or any future periods.

NOTE 2-CONTINUING OPERATIONS

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Presently, the Company is not operating and expects no funds will be generated from operations in the near future. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to expend working capital.

NOTE 3-NET (LOSS) PER SHARE

As the Company incurred net losses for the three months ended September 30, 2004and 2003, the effect of dilutive stock options totaling 1.2 million have been excluded from the diluted net loss per share computation as it was antidilutive. However, these options could be dilutive in the future.

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 3-NET (LOSS) PER SHARE (Continued)

The following table sets forth the computation of basic and diluted net loss per share:

	September 30,
	2004	2003
Numerator:
Net (loss)	$ (3,166)	$ (1,930)

Denominator:
Weighted average number of shares	4,808,135	4,808,135

Net (loss) per share-basic and diluted	$ (0.00)	$ (0.00)

NOTE 4-SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company currently has no operations; accordingly, detailed information of the reportable segment is not presented.

NOTE 5-RELATED PARTY TRANSACTIONS

The Company had notes payable to related parties in the amounts of $90,500 and $79,500 as of September 30, 2004 and 2003, respectively. The Company also had accounts payable to a related party in the amount of $16,926 and $1,777 as of September 30, 2004 and 2003, respectively.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2004.

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 7-SUBSEQUENT EVENTS

On January 5, 2005, the President exercised his 1,000,000 stock options at four cents per share. The total proceeds of $40,000 are charged against the money owed to the President.

A group of potential investors have interest in buying the President's shares of the Company; the subject is still in negotiations.

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

The Company historically generated operating revenues by the dissemination of sports and news information through the utilization of contracted paging services directly to customers nationwide, including Hawaii, Alaska and the Caribbean, through a hand-held alpha-numeric pagers called The Sports Page and The Front Page. The Company also utilized independent distributors to provide The Sports Page to clients in two locations throughout the United States. The distributors in each territory entered into Distribution Agreements, which provided that a percentage or minimum as per their contract of gross revenues earned by the distributor was paid to the Company. Also pursuant to the Agreement, the distributor was typically required to pay the Company a minimum monthly fee; thus, the Company was attempting to ensure minimum monthly revenues for the Company.

For the quarter ended September 30, 2004, Western Gaming generated $0.00 revenues, as compared to $0.00 for the quarter ended September 30, 2003. This lack of the generation of revenues by Western Gaming was in fact due to Western Gaming's sale of its paging business and services, which was its only revenue generating source and it has not as yet developed any revenue source or completed a merger or acquisition of an ongoing operation.

The following tables sets forth selected information from the Statements of Operations for the three month periods ended September 30, 2004 and 2003 (Unaudited), and Balance Sheets as of June 30, 2004 (Audited) and three month period ending September 30, 2004 (Unaudited).

Return to Table of Contents	Return to Index to Financial Statements

Selected Statement of Operations Information

	For the Three Month Periods Ended
	September	September
	30, 2004	30, 2003
	(Unaudited)	(Unaudited)
Total Revenue	$ -0-	$ -0-
Total Expenses	2,745	1,727
Operating (loss)	(2,745)	(1,727)
Total Other Income (Expenses)	(421)	(203)
Net (loss)	$ (3,166)	$ (1,930)

Selected Balance Sheet Information

As of
	September	June
	30, 2004	30, 2004
	(Unaudited)	(Audited)
Total Assets	$ 610	$ 119
Total Liabilities	236,410	232,754
Accumulated deficit	(1,245,669)	(1,242,504)
Total stockholders' deficit	$ (235,801)	$ (232,635)

Operating expenses were $2,745 for the three months ended September 30, 2004 and $1,727 for September 30, 2003, representing an increase in operating expenses of $1,018 or approximately 59%. This increase was a result of Western Gaming's accelerated efforts in attempting to develop a source of revenues or determine a potential merger or acquisition candidate after the sale of its paging business and services.

Net loss from operations for the three months ended September 30, 2004, at $3,166 compared to a net loss of $1,930 at September 30, 2003. Western Gaming did not generate any revenues in either three month period ending September 30, 2004 or September 30, 2003. The $1,236 increase in net loss, representing an approximate 64% increase was attributed to the Company's accelerated efforts to develop a source of revenue or determine a potential merger or acquisition candidate.

Due to Western Gaming's sale of its paging business in April of 2001, Western Gaming at this time does not offer any products for sale or offer any services; therefore, Western Gaming incurred no cost of sales or services for the periods ended September 30, 2004, or September 30, 2003.

Liquidity and Capital Resources

For the three-month unaudited period ending September 30, 2004, the Company had $610 in cash and cash equivalents, as compared to $119 for the audited period ending June 30, 2004.

Cash flows used in operating activities for the three-months ended September 30, 2004, was $13,509 as compared to cash flows used of $175 for operating activities for the three-months ended September 30, 2003. This increase was a result of Western Gaming's decrease in accounts payable and accrued expenses of $10,343 for the period ending September 30, 2004, compared to an increase of $1,755 in accounts payable and accrued expenses in the period ending September 30, 2003.

Return to Table of Contents	Return to Index to Financial Statements

Cash flow provided by investing activities for the three months ended September 30, 2004, was $0.00 as compared to $0.00 for the three months ended September 30, 2003. Western Gaming did not undertake any endeavors to raise capital during the three-month period ending September 30, 2004.

Net cash provided by financing activities for the three months ended September 30, 2004, was $14,000, compared to $0.00 for the three months ended September 30, 2003. The $14,000 provided by financing activities was a result of additions to notes payable.

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

PART II--OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The Company has no legal proceedings in effect.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no changes in securities during this reporting period.

Return to Table of Contents	Return to Index to Financial Statements

ITEM 3.	Defaults Upon Senior Securities.

The Company has incurred no defaults upon senior securities during this reporting period.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during this reporting period.

ITEM 5.	Other Information.

As a subsequent event, on January 5, 2005, the President exercised his 1,000,000 stock options at four cents per share. The total proceeds of $40,000 are charged against the money owed to the President.

ITEM 6.	Exhibits

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

Western Gaming Corporation
(Registrant)

/s/Frank DeRenzo
(Signature)

Frank DeRenzo/President
Name/Title (print)

Date:March 17, 2005

Return to Table of Contents	Return to Index to Financial Statements