Form 10-Q
period 2004-12-31
BEEPER PLUS INC
filed 2005-03-21
CIK 793595

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2004

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

        Yes [  ]        No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2004, there were 4,808,135 $.001 par value shares.

WESTERN GAMING CORPORATION.

FORM 10-Q

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

PART II--OTHER INFORMATION

PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

WESTERN GAMING CORPORATION.
(UNAUDITED)
CONDENSED FINANCIAL STATEMENTS

December 31, 2004

Return to Table of Contents

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)
BALANCE SHEETS (Unaudited)
	December 31,	June 30,
	2004	2004
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$ 454	$ 119

Total Assets	$ 454	$ 119

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 47,602	$ 55,771
Accrued compensation and related taxes	100,483	100,483
Notes payable, current portion	90,500	76,500
Total current liabilities	238,585	232,754

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000
shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 80,000,000
shares authorized, 4,808,135 shares issued and outstanding	4,808	4,808
Paid-in capital	1,008,431	1,008,431
Accumulated deficit	(1,248,000)	(1,242,504)
	(234,761)	(229,265)
Less: treasury stock, at cost	(3,370)	(3,370)
Total shareholders' deficit	(238,131)	(232,635)

Total Liabilities and Stockholders' Deficit	$ 454	$ 119

See notes to the unaudited interim financial statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)
STATEMENTS OF OPERATIONS (Unaudited)

	For Three Months ended		For Six Months ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenue	$ -	$ -	$ -	$ -

Selling, general and administrative expenses	1,831	10,280	4,576	12,008

Operating (loss)	(1,831)	(10,280)	(4,576)	(12,008)

Other Income (Expenses)
Interest and miscellanous income	175	-	429	53
Interest expenses	(675)	(255)	(1,350)	(510)
	(500)	(255)	(921)	(457)

Net (loss)	$ (2,331)	$ (10,535)	$ (5,497)	$ (12,465)

Loss per share-basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares	4,808,135	4,808,135	4,808,135	4,808,135

See notes to the unaudited interim financial statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)
STATEMENTS OF CASH FLOWS (Unaudited)

For six months ended December 31,	2004	2004
Cash Flow From Operating Activities:
Net (loss)	$ (5,497)	$ (12,465)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Increase (Decrease) in accounts payable and accrued expenses	(8,168)	14,855
Cash flows provided by (used in) operating activities	(13,665)	2,390

Cash Flow From Investing Activities:	-	-

Cash Flow From Financing Activities:
Additions (Repayment) of notes payable	14,000	(3,000)
Cash flows provided by (used in) financing activities	14,000	(3,000)

Net increase (decrease) in cash	335	(610)

Cash at beginning of period	119	620

Cash at end of period	$ 454	$ 9

See notes to the unaudited interim financial statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business Western Gaming Corporation (FKA Beeper Plus, Inc., the "Company") was historically disseminated sports and news information directly to customers nationwide through hand held pagers by utilizing contracted paging services. The Company also utilized independent distributors to provide information to clients within the United States. In April 2001, the Company sold its business to a vendor and has not commenced any operations since then.

The Company is currently seeking to form a joint venture to own and operate a 40-room hotel and approximately 80 acres of beachfront property in LaPaz, Mexico. As of January 28, 2005 the project was still open.

A summary of significant accounting policies follows.

Presentation of Interim Information: The financial information at December 31, 2004 and for the three and six months ended December 31, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

The results for the three and six months ended December 31, 2004 may not be indicative of results for the year ending June 30, 2005 or any future periods.

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

NOTE 3-NET INCOME (LOSS) PER SHARE

As the Company incurred net losses for the three and six months ended December 31, 2004 and 2003, the effect of dilutive stock options totaling 1.2 million have been excluded from the diluted net loss per share computation as it was antidilutive. However, these options could be dilutive in the future.

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 3-NET INCOME (LOSS) PER SHARE (Continued)

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months ended		Six Months ended
	December 31,		December 31,
	2004	2003	2004	2003
Numerator:
Net (loss)	$ (2,331)	$ (10,536)	$ (5,497)	$ (12,466)

Denominator:
Weighted average number of shares	4,808,135	4,808,135	4,808,135	4,808,135

Net (loss) per share-basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

NOTE 4-SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company currently has no operations; accordingly, detailed information of the reportable segment is not presented.

NOTE 5-RELATED PARTIES TRANSACTIONS

The Company had notes payable to related parties in the amounts of $90,500 and $76,500 as of December 31, 2004 and 2003, respectively. The Company also had accounts payable to a related party in the amount of $16,926 and $1,777 as of December 31, 2004 and 2003, respectively.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2004.

NOTE 7-SUBSEQUENT EVENTS

On January 5, 2005, the President exercised his 1,000,000 stock options at four cents per share. The total proceeds of $40,000 are charged against the money owed to the President.

A group of potential investors have an interest in buying the President's shares of the Company; the subject is still in negotiation.

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

Results of Operations

Pursuant to a Purchase and Sale transaction, effective as of April 1, 2001, the Company sold its paging business known as The Sports Page and Score Page to BeepMe, to a third party vendor and creditor of the Company. As a consequence of the sale of its paging business, the Company ceased business operations in the paging business and is currently seeking new business opportunities through an acquisition or a merger.

The Company historically generated operating revenues by the dissemination of sports and news information through the utilization of contracted paging services directly to customers nationwide, including Hawaii, Alaska and the Caribbean, through a hand-held alpha-numeric pagers called The Sports Page and The Front Page. The Company also utilized independent distributors to provide The Sports Page to clients in two locations throughout the United States. The distributors in each territory entered into Distribution Agreements, which provided that, pursuant to their contract, a percentage of gross revenues earned by the distributor was paid to the Company. Also pursuant to the Agreement, the distributor was typically required to pay the Company a minimum monthly fee; thus, the Company was attempting to ensure minimum monthly revenue for the Company.

For the quarter ended December 31, 2004, Western Gaming generated $0.00 revenues, as compared to $0.00 for the quarter ended December 31, 2003. This lack of the generation of revenues by Western Gaming was in fact due to Western Gaming's sale of its paging business and services, which was its only revenue generating source and it has not as yet developed any revenue source or completed a merger or acquisition of an ongoing operation.

The following tables set forth selected information from the Statements of Operations for the three month periods ended December 31, 2004 and 2003 (Unaudited), and Balance Sheets as of June 30, 2004 (Audited) and three month period ending December 31, 2004 Unaudited).

Return to Table of Contents	Return to Index to Financial Statements

Selected Statement of Operations Information

	For the Three Month Periods Ended
	December	December
	31, 2004	31, 2003
	(Unaudited)	(Unaudited)
Total Revenue	$ -0-	$ -0-
Total Expenses	1,831	10,280
Operating (loss)	(1,831)	(10,280)
Total Other Income (Expenses)	(500)	(255)
Net (loss)	$ (2,331)	$ (10,535)

Selected Balance Sheet Information

As of
	December	June
	31, 2004	30, 2004
	(Unaudited)	(Audited)
Total Assets	$ 454	$ 119
Total Liabilities	238,585	232,754
Accumulated deficit	(1,248,000)	(1,242,504)
Total Stockholders' Deficit	$ (238,131)	$ (232,635)

Operating expenses were $1,831 for the three months ended December 31, 2004 and $10,280 for December 31, 2003, representing a decrease in operating expenses of $8,449 or approximately 82%. This decrease was a result of Western Gaming's continued efforts to minimize expenses while seeking a new source of revenues or identify a potential merger or acquisition candidate.

Net loss from operations for the three months ended December 31, 2004, at $2,331 compared to a net loss of $10,535 at December 31, 2003. Western Gaming did not generate any revenues in either three month period ending December 21, 2004 or December 31, 2003. The decrease in the net loss from operations was a result of Western Gaming's continued efforts to minimize expenses while seeking a new source of revenues or to identify a possible merger/acquisition candidate.

Due to Western Gaming's sale of its paging business, Western Gaming at this time does not offer any products for sale or offer any services; therefore, Western Gaming incurred no cost of sales or services for the periods ended December 31, 2004, or December 31,2003.

Liquidity and Capital Resources

For the three month unaudited period ending December 31, 2004, the Company had $454 in cash and cash equivalents, as compared to $119 for the audited period ending June 30, 2004.

Cash flows used in operating activities for the six months ended December 31, 2004, was $13,665 as compared to cash flows provided by operating activities of $2,390 for the six months ended December 31, 2003. This decrease was a result of Western Gaming's decrease in accounts payable and accrued expenses of $8,168 for the six-month period ended December 31, 2004 as compared to an increase of $14,855 for the six-month period ended December 31, 2003.

Return to Table of Contents	Return to Index to Financial Statements

Cash flows provided by investing activities for the six months ended December 31, 2004, was $0.00 as compared to $0.00 for the six months ended December 31, 2003. Western Gaming did not undertake any endeavors to raise capital for the six-month period ending December 31, 2004.

As a result of an increase in notes payable, cash flows provided by financing activities for the six months ended December 31, 2004, was $14,000, as compared to using $3,000 for the six months ended December 31,2003. Western Gaming did not undertake any other ventures in the six months ended December 31, 2004.

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

Date: March 17, 2005

Return to Table of Contents	Return to Index to Financial Statements