Form 10-Q
period 2005-03-31
WESTERN GAMING CORP
filed 2005-06-15
CIK 793595

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X]        No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes [  ]        No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

        Yes [  ]        No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2005, there were 6,008,135 $.001 par value shares.

WESTERN GAMING CORPORATION.

FORM 10-Q

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

PART II--OTHER INFORMATION

PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

WESTERN GAMING CORPORATION. (FKA BEEPER PLUS, INC.)
(UNAUDITED)
CONDENSED FINANCIAL STATEMENTS

March 31, 2005

Return to Table of Contents

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)
BALANCE SHEETS (Unaudited)
	March 31,	June 30,
	2005	2004
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$ 2,911	$ 119

Total Assets	$ 2,911	$ 119

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 46,083	$ 55,771
Accrued compensation and related taxes	78,503	100,483
Notes payable to related parties	68,000	76,500
Total current liabilities	192,586	232,754

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000
shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 80,000,000
shares authorized, 6,008,135 shares issued and outstanding	6,008	4,808
Paid-in capital	1,055,231	1,008,431
Accumulated deficit	(1,247,544)	(1,242,504)
	(186,305)	(229,265)
Less: treasury stock, at cost	(3,370)	(3,370)
Total shareholders' deficit	(189,675)	(232,635)

Total Liabilities and Stockholders' Deficit	$ 2,911	$ 119

See notes to the unaudited interim financial statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)
STATEMENTS OF OPERATIONS (Unaudited)

	For three months ended		For nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenue	$ —	$ —	$ —	$ —

Selling, general and administrative expenses	10,475	5,226	17,051	11,822

Operating (loss)	(10,475)	(5,226)	(17,051)	(11,822)

Other Income (Expenses)
Interest and miscellanous income	12,931	181	13,360	7,692
Interest expenses	—	(255)	(1,350)	(639)
	12,931	(74)	12,010	7,053

Net Income (loss)	$ 2,456	$ (5,300)	$ (5,040)	$ (4,769)

Net Income (Loss) per share-basic and diluted	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares	5,941,468	4,808,135	5,185,913	4,808,135

See notes to the unaudited interim financial statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)
STATEMENTS OF CASH FLOWS (Unaudited)

For nine months ended March 31,	2005	2004
Cash Flow From Operating Activities:
Net loss	$ (5,040)	$ (4,769)
Adjustments to reconcile net loss to net cash used in operations:
Gain on disposal of impaired investment	(12,931)	—
Decrease in accounts payable and accrued expenses	(6,168)	(7,536)
Cash flows used in operating activities	(24,139)	(12,305)

Cash Flow From Investing Activities:
Proceeds from disposal of impaired investment	12,931	—
Cash flow provided by investing activities	12,931	—

Cash Flow From Financing Activities:
Proceeds from notes payable to related parties	14,000	900
Cash flows provided by financing activities	14,000	900

Net increase (decrease) in cash	2,792	(11,405)

Cash at beginning of period	119	11,694

Cash at end of period	$ 2,911	$ 289

SUPPLEMENTAL DISCLOSURES
Noncash Investing and Financing Activities:
In January 2005, issuance of common stock from exercisig of stock options to reduce:
Notes payable to related parties and accrued expenses	26,020
Accrued compensation	21,980
	48,000

See notes to the unaudited interim financial statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business Western Gaming Corporation (FKA Beeper Plus, Inc., the "Company") has historically disseminated sports and news information directly to customers nationwide through hand held pagers by utilizing contracted paging services. The Company also utilized independent distributors to provide information to clients within the United States. In April 2001, the Company sold its business to a vendor and has not commenced any operations since then.

         The Company is currently seeking to form a joint venture to own and operate a 40-room hotel and approximately 80 acres of beachfront property in LaPaz, Mexico. As of June 6, 2005 the project is still open.

A summary of significant accounting policies follows.

Presentation of Interim Information: The financial information at March 31, 2005 and for the three and nine months ended March 31, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

The results for the three and nine months ended March 31, 2005 may not be indicative of results for the year ending June 30, 2005 or any future periods.

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

NOTE 3-NET INCOME (LOSS) PER SHARE

As the Company incurred net losses for the three and nine months ended March 31, 2004, the effect of dilutive stock options totaling 1.2 million have been excluded from the diluted net loss per share computation as it was antidilutive. However, these options could be dilutive in the future.

The Company had no dilutive items as of March 31, 2005. Dilutive net income per share does not differ from basic net income per share.

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 3-NET INCOME (LOSS) PER SHARE (Continued)

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months ended		Nine Months ended
	March 31,		March 31,
	2005	2004	2005	2004
Numerator:
Net Income (loss)	$ 2,456	$ (5,300)	$ (5,040)	$ (4,769)

Denominator:
Weighted average number of shares	5,941,468	4,808,135	5,185,913	4,808,135

Net Income (loss) per share-basic and diluted	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

NOTE 4-SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company currently has no operations; accordingly, detailed information of the reportable segment is not presented.

NOTE 5-RELATED PARTIES TRANSACTIONS

The Company had notes payable to related parties in the amounts of $68,000 and $76,500 as of March 31, 2005 and June 30, 2004.

On January 5, 2005, the President exercised his 1,000,000 stock options at four cents per share. The stock value was charged against the notes payable to related accrued interest and accrued compensation due to the President. In addition, on February 21, 2005, the Board of Directors accepted two stock optionees exercise their options, totaling 200,000 shares at 4 cents per share. The Board approved the total proceeds of $8,000 to be charged against the accrued compensation payable to the President.

NOTE 6-SALE OF IMPAIRED INVESTMENT

In January of 2005, the Company sold a fully impaired investment and recognized a gain of $12,931, which was included in other income.

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

WESTERN GAMING CORPORATION (FKA BEEPER PLUS, INC.)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 7-GUARANTEES (continued)

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2005.

NOTE 8-SUBSEQUENT EVENTS

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

For the quarter ended March 31, 2005, Western Gaming generated $0.00 revenues, as compared to $0.00 for the quarter ended March 31, 2004. This lack of the generation of revenues by Western Gaming was in fact due to Western Gaming's sale of its paging business and services, which was its only revenue generating source and it has not as yet developed any revenue source or completed a merger or acquisition of an ongoing operation.

The following tables set forth selected information from the Statements of Operations for the three month periods ended March 31, 2005 and 2004 (Unaudited), and Balance Sheets as of June 30, 2004 (Audited) and three month period ending March 31, 2005 Unaudited).

Return to Table of Contents	Return to Index to Financial Statements

Selected Statement of Operations Information

	For the Three Month Periods Ended
	March	March
	31, 2005	31, 2004
	(Unaudited)	(Unaudited)
Total Revenue	$ -0-	$ -0-
Total Expenses	10,475	5,226
Operating (loss)	(10,475)	(5,226)
Total Other Income (Expenses)	12,931	181
Net Income (loss)	$ 2,456	$ (5,300)

Selected Balance Sheet Information

As of
	March	June
	31, 2005	30, 2004
	(Unaudited)	(Audited)
Total Assets	$ 2,911	$ 119
Total Liabilities	192,586	232,754
Accumulated deficit	(1,247,544)	(1,242,504)
Total Stockholders' (Deficit)	$ (189,675)	$ (232,635)

Operating expenses were $10,475 for the three months ended March 31, 2005 and $5,226 for March 31. 2004, representing an increase in operating expenses of $5,249 or approximately 100%. This increase was a result of Western Gaming's increased efforts in seeking a new source of revenues or identify a potential merger or acquisition candidate.

Net income from operations for the three months ended March 31, 2005, at $2,456 compared to a net loss of $5,300 at March 31, 2004. Western Gaming did not generate any revenues in either three month period ending March 31, 2005 or March 31. 2004. The increase in the net income from operations was a result of Western Gaming's sale of a fully impaired investment recognizing a gain of $12,931.

Due to Western Gaming's sale of its paging business, Western Gaming at this time does not offer any products for sale or offer any services; therefore, Western Gaming incurred no cost of sales or services for the periods ended March 31, 2005, or March 31, 2004.

Liquidity and Capital Resources

For the three month unaudited period ending March 31, 2005, the Company had $2,911 in cash and cash equivalents, as compared to $119 for the audited period ending June 30, 2004.

Cash flows used in operating activities for the nine months ended March 31, 2005, was $24,139 as compared to cash flows used in operating activities of $12,305 for the nine months ended March 31, 2004. This increase was a result of Western Gaming's disposal of an impaired investment for the nine-month period ended March 31, 2005.

Return to Table of Contents	Return to Index to Financial Statements

Cash flows provided by investing activities for the nine months ended March 31, 2005, was $12,931 as compared to $0.00 for the nine months ended March 31, 2005. This increase in investing activities was a result of Western Gaming's disposal of an impaired investment. Western Gaming did not undertake any other endeavors to raise capital for the nine-month period ending March 31, 2005.

As a result of an increase in notes payable, cash flows provided by financing activities for the nine months ended March 31, 2005, was $14,000, as compared to providing $900 for the nine months ended March 31, 2004. Western Gaming did not undertake any other ventures in the nine months ended March 31, 2005.

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

The Company had notes payable to related parties in the amounts of $68,000 and $76,500 as of March 31, 2005 and June 30, 2004.

On January 5, 2005, the President exercised his 1,000,000 stock options at four cents per share. The stock value was charged against the notes payable to related accrued interest and accrued compensation due to the President. In addition, on February 21, 2005, the Board of Directors accepted two stock optionees exercise their options, totaling 200,000 shares at 4 cents per share. The Board approved the total proceeds of $8,000 to be charged against the accrued compensation payable to the President.

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

Western Gaming Corporation
(Registrant)

/s/Frank DeRenzo
(Signature)

Frank DeRenzo/President
Name/Title (print)

Date: June14, 2005

Return to Table of Contents	Return to Index to Financial Statements