Form 10-K
period 2005-06-30
WESTERN GAMING CORP
filed 2005-08-10
CIK 793595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 33-5516-LA

Western Gaming Corporation

(Name of small business issuer in its charter)

Nevada	88-0219239
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1515 E. Tropicana Ave, #140, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (702) 795-3601

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X ]     No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendent to this Form 10-K.     [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes   [  ]     No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold is $128,471.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 30, 2005 6,008,1134, $0.001 par value

Western Gaming Corporation

Form 10-K

June 30, 2005

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	10

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

Intellectual Property

We had invested significantly in building our Sports Page and Score Page brands. We did not register any of our trademarks, nor did we investigate whether we had infringed on third party trademark rights.

Employees

As of June 30, 2005, we had no employees.

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
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II
ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock, par value $.001, currently trades on the OTC Bulletin Board (OTCBB). Our initial registration statement was declared effective by the Securities and Exchange Commission on June 20, 1986. As of our fiscal year ended June 30, 2005, there were approximately 765,035 shares traded through the National Association of Securities Dealers.

The market price information for our common equity pursuant to Item 201(a)(i)(iii) for each fiscal quarter from the fourth quarter ending June 30, 2003, through the fourth quarter ending June 30, 2005, was as follows:

		High	Low
6-30-2003	Fourth Quarter	.12	.04
9-30-2003	First Quarter	.04	.004
12-31-2003	Second Quarter	.04	.04
3-31-2004	Third Quarter	.04	.04
6-30-2004	Fourth Quarter	.04	.04
9-30-2004	First Quarter	.08	.05
12-31-2004	Second Quarter	.15	.08
3-31-2005	Third Quarter	.53	.16
6-30-2005	Fourth Quarter	.05	.05

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

On June 30, 2005, the approximate number of holders of record of our $.001 par value Common Stock was 254.
ITEM 6.	SELECTED FINANCIAL DATA
	Year ended June 30
	2005	2004	2003	2002	2001
Results of Operations Data
Operating Revenue	$ 0	$ 0	$ 0	$ 0	$594,470
Net Income (Loss)	$ (24,626)	(20,590)	(9,847)	(12,153)	(41,282)
Net Income (Loss) Per Common Share Outstanding	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)
Balance Sheet Data
Total Assets	546	119	620	11,694	215,034
Total Liabilities	209,806	232,754	212,665	213,892	405,079
Stockholders' Equity (deficit)	(209,261)	(232,635)	(212,045)	(202,198)	(190,045)
Long-term Debt	$ 0	$ 0	$ 0	$ 0	$ 0

We have not paid any dividends on our stock.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the fiscal year ended June 30, 2005 compared to fiscal year ended June 30, 2004

Revenues

We had revenues of $0 for the fiscal year ended June 30, 2005, as compared to $0 for the fiscal year ended June 30, 2004. Our Statement of Operations reflects a net loss of $24,626 for the fiscal year ended June 30, 2005, compared to a net loss of $20,590 for the fiscal year ended June 30, 2004. This represented an increase in the net loss of $4,036 or approximately 20%, due to the fact, that while we increased our operating loss to $36,636 for fiscal year ended 2005 as compared to a loss of $19,803 for fiscal year ended 2004, our other income increased to 12,010 for 2005 as compared to a loss of $787 for 2004.

For the fiscal year ended June 30, 2005, we were not successful in establishing any business operations, and as a consequence, we did not generate any revenues. We are in the process of identifying and developing new business ventures and/or business partners through acquisitions or mergers.

General and Administrative Expenses

General and administrative expenses consists primarily of Legal, Accounting, Consulting and related costs, and administration expenses including storage rent, office and postage. General and administrative expenses increased from $19,803 for the fiscal year ended June 30, 2004, to $36,636 for the fiscal year ended June 30, 2005. No salaries or wages were paid during either fiscal period.

Liquidity and Capital Resources

We had a working capital deficit of $209,261 at June 30, 2005, compared to a working capital deficit of $232,635 at June 30, 2004. For the fiscal year ended June 30, 2005, cash used in operating activities was $26,505, as compared to $10,508 for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2005, investing activities provided $12,931 as compared to providing $0 for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2005, financing activities provided $14,000 as compared to providing $10,007 for the fiscal year ended June 30, 2004. The $3,993 or approximately 40% increase in financing activities was primarily do to an advance of $14,000 by a related party. Net cash increased to $426 for the fiscal year ended June 30, 2005 as compared to a decrease of $501 for the fiscal year ended June 30, 2004.

At the fiscal year ended June 30, 2005, we had short-term payables of, a $16,000 unsecured Note Payable to a shareholder, at an interest rate of 12% per annum, Additionally, at the fiscal year ended 2005, we had unsecured, non-interest bearing Notes, with an open term, due on demand, Note Payable, to a related party of $52,000.

We generated $0 revenues for fiscal year ended June 30, 2005 and a net loss of $24,626 for the fiscal year ended June 30, 2005, resulting in an accumulated deficit of $1,267,130 at June 30, 2005. Our ability to continue as a going concern is ultimately dependent on our ability to obtain another business venture and/or business partners and additional financing. We may choose to raise additional cash through the sale of equity or debt and obtain another business venture through a merger or acquisition. No assurance can be given that we will be successful in these efforts. We have no plans to pay dividends with respect to Common Stock in the foreseeable future.

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

ITEM 9B.	OTHER INFORMATION

On July 21, 2005, Western Gaming Corporation entered into a Stock Purchase Agreement with the sole shareholder of Inrob Ltd., Ben Tsur Joseph, whereby all of the issued and outstanding shares of Inrob Ltd. were acquired by Western Gaming Corporation for a total of 26,442,585 shares of common stock of Western Gaming Corporation, to be issued after the upcoming reverse split of the common stock of Western Gaming Corporation at a rate of 10.98 shares of old common stock for each one share of new common stock. The shares issued to Ben Tsur Joseph will give Ben Tsur Joseph control over approximately 88% of the issued and outstanding shares of the common stock immediately after the effectiveness of the reverse split and the share issue to Equity Capital Investments:

As part of the transaction, Mr. Frank DeRenzo, former President and former controlling shareholder of the Company, who sold his shares of common stock to Inrob Ltd., will receive a total of 350,000 shares of post reverse common stock for consultancy services provided in the past.

On July 21, 2005, control of the Company was assumed by Inrob, Ltd, pursuant to the purchase from Equity Capital Investment, Inc. of 22,590,417 shares of pre reverse common stock of the Company including 19,151,705 shares out of a total of 29,209,273 shares of pre reverse common stock of the Company which were issued in exchange for debts of $40,000 due to Mr. DeRenzo from the Company.

The transaction involved the payment of a total of $475,000 for the entire amount of shares, previously owned by Frank DeRenzo.

Based upon the total number of shares owned by Inrob Ltd., Inrob Ltd. controlled, prior to the issue of the shares to Mr. Joseph approximately 64% of the total issued and outstanding shares of common stock.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth-certain information regarding each director and executive officer of the Company:

Name	Age	Position
Frank H. DeRenzo	69	President and Director
Robert Muniz	52	Director
DeAnn Moore	34	Secretary, Treasurer and Director

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

The following table sets forth the total compensation we paid for our fiscal year ending June 30, 2005, to each of our executive officers. During the fiscal years ending June 30, 2005, 2004, and 2003, no Executive Officer or Director of the Company received cash remuneration in excess of $60,000. There are no standard arrangements for the compensation of directors.

Name	Annual Compensation Year Ended June 30			Long Term Compensation Restricted Stock Awards (#)
	2005	2004	2003
Frank H. DeRenzo—Director/President	$0	$0	$0
Robert Muniz—Director	$0	$0	$0
DeAnn Moore Director/Secretary/Treasurer	$0	$0	$0

OPTION GRANTS IN FISCAL YEAR 2004

We did not issue any option grants in the fiscal year 2005.

Our Employee Stock Option Plan was previously extended to 2010. Currently no options have been issued under the Employee Stock Option Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by us to own beneficially 5% or more of the Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

Name and Address of Beneficial Owner	Shares owned Beneficially	% Owned
Frank DeRenzo 1515 E. Tropicana Ave., #140 Las Vegas, NV 89119	3,438,712	57.23%

Robert Muniz 1515 E. Tropicana Ave., #140 Las Vegas, NV 89119	100,000	1.67%

DeAnn Moore 1515 E. Tropicana Ave., #140 Las Vegas, NV 89119	51,600.86%

Officers and Directors, and 5% shareholders as a group (3 in number)	3,590,312	59.76%

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

We believe that during and for the year ended June 30, 2005, none of our Directors, Executive Officers and greater than 10% stockholders complied with Section 16(a) filing requirements. These persons have been advised as to the necessity to comply with Section 16(a) filing requirements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended June 30, 2005, we did not enter into any transactions with related parties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Spector and Wong, LLP billed us an aggregate of approximately $8,000 in fees for professional services rendered in connection with the audit of the Company's financial statements, and reviews of the financial statements included in the Company's quarterly reports for the most recent fiscal year ended June 30, 2005, and fees of approximately $7,500 for those services during the fiscal year ended June 30, 2004.

Audit-Related Fees

Spector and Wong, LLP did not bill us any audit-related fees during our fiscal year ended June 30, 2005.

Tax Fees

Spector and Wong, LLP did not bill us any tax fees during our fiscal year ended June 30, 2005.

Financial Information Systems Design and Implementation Fees

Spector and Wong, LLP did not bill us for any professional services rendered to the Company and its affiliates for the fiscal year ended June 30, 2005, in connection with financial information systems design or implementation, the operation of the Company's information system.

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

August 8, 2005

Western Gaming Corporation

(Registrant)

/s/Frank DeRenzo
Frank DeRenzo
President

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

	Signature	Title

August 8, 2005	/s/Frank DeRenzo	President and Director
Frank DeRenzo

August 8, 2005	/s/Robert Muniz	Director
Robert Muniz

August 8, 2005	/s/DeAnn Moore
	DeAnn Moore	Director, Secretary-Treasurer

WESTERN GAMING CORPORATION

(AUDITED)

FINANCIAL STATEMENTS

June 30, 2005

INDEX

Page
INDEPENDENT AUDITOR'S REPORT BALANCE SHEETS STATEMENTS OF OPERATIONS STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT STATEMENTS OF CASH FLOWS NOTES TO FINANCIAL STATEMENTS	F-1 F-2 F-3 F-4 F-5 F-6

F-i

HAROLD Y. SPECTOR, CPA	SPECTOR & WONG, LLP	80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA	Certified Public Accountants	SUITE 723
	(888) 584-5577	PASADENA, CA 91101
FAX (888) 584-8033
spectorwongcpa@aol.com

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and stockholders

of Western Gaming Corporation.

We have audited the accompanying balance sheets of Western Gaming Corporation (a Nevada corporation), as of June 30, 2005 and 2004, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended June 30, 2005, 2005 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Western Gaming Corporation as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Herold Spector
Spector and Wong, LLP
Pasadena, California
July 20, 2005

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION

BALANCE SHEETS
JUNE 30
ASSETS	2005	2004
Current Assets
Cash and cash equivalents	$ 545	$ 119

TOTAL ASSETS	$ 545	$ 119
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 63,303	$ 55,771
Accrued compensation and related taxes	78,503	100,483
Short-term notes payable	68,000	76,500

Total current liabilities	209,806	232,754
Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 80,000,000 shares authorized, 6,008,135 shares issued and outstanding	6,008	4,808
Paid-in capital	1,055,231	1,008,431
Accumulated deficit	(1,267,130)	(1,242,504)
	(205,891)	(229,265)
Less: Treasury stock, at cost	(3,370)	(3,370)
Total stockholders' deficit	(209,261)	(232,635)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 545	$ 119

See Notes to Financial Statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION

STATEMENTS OF OPERATIONS

For years ended June 30,	2005	2004	2003
Operating Expenses:
Selling, general and administrative expenses	$ 36,636	$ 19,803	$ 16,981
Total operating expenses	(36,636)	(19,803)	(16,981)

Operating loss	(36,636)	(19,803)	(16,981)
Other income (expenses):
Interest and miscellaneous income	13,360	233	8,019
Interest expenses	(1,350)	(1,020)	(885)
Total other income (expenses)	12,010	(878)	7,134

Net loss	$ (24,626)	$ (20,590)	$ (9,847)
Basic and diluted net loss per share	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares	5,391,468	4,808,135	4,808,135

See Notes to Financial Statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For years ended June 30, 2005, 2004 and 2003

	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance at June 30, 2002	4,808,135	$ 48,081	$ 965,158	$ (1,212,067)	$ (3,370)	$ (202,198)
Stock par valued changes in October 14, 2003		(43,273)	43,273

Balance at June 30, 2002, retroactively restated	4,808,135	4,808	1,008,431	(1,212,067)	(3,370)	(202,198)
Net loss				(9,847)		(9,847)

Balance at June 30, 2003	4,808,135	4,808	1,008,431	(1,221,914)	(3,370)	(212,198)
Net loss				(20,590)		(20,590)

Balance at June 30, 2004	4,808,135	4,808	1,008,431	(1,242,504)	(3,370)	(232,635)
Excersising of stock options to reduce debt and liabilities	1,200,000	1,200	46,800			48,000
Net loss				(24,626)		(24,626)
Balance at June 30, 2005	6,008,135	$ 6,008	$ 1,055,231	$ (1,267,130)	$ (3,370)	$ (209,261)

See Notes to Financial Statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION

STATEMENTS OF CASH FLOWS

For years ended June 30,	2005	2004	2003
Cash Flow from Operating Activities:
Net loss	$ (24,626)	$ (20,590)	$ (9,847)
Adjustments to reconcile net loss to net cash used in operations:
Gain on disposal of impairred investment	(12,931)
Increase (decrease) in:
Accounts payable and accrued expenses	11,052	10,082	(2,727)
Cash flows used in operating activities	(26,505)	(10,508)	(12,574)
Cash Flow from Investing Activities:
Proceeds from disposal of impaired investment	12,931
Cash flows provided by investing activities	12,931
Cash Flow from Financing Activities:
Accounts payable advanced from related party		13,007
Advances from (repayments) to related parties	14,000	(3,000)	1,500
Cash flows provided by (used in) financing activities	14,000	10,007	1,500
Net increase (decrease) in cash	426	(501)	(11,074)

Cash balance at beginning of year	119	620	11,694

Cash balance at end of year	$ 545	$ 119	$ 620

SUPPLEMENTAL DISCLOSURES Noncash Investing and Financing Activities: In January 2005, isuance of common stock from exercising of stock options to reduce:
Notes payable to related parties and accrued expenses	$ 26,020
Accrued compensation	21,980
	$ 48,000

See Notes to Financial Statements

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Western Gaming Corporation (the "Company") historically disseminated sports and news information directly to customers nationwide through hand held pagers by utilizing contracted paging services. The Company also utilized independent distributors to provide information to clients within the United States. In April 2001, the Company sold its business to a vendor and has not commenced any operations since then.

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

Property and Equipment   As of June 30, 2005, 2004 and 2003, the Company did not maintain or control any fixed assets during these years.

Income Taxes   Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Stock-based Compensation   The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net loss for the years ended June 30, 2005, 2004 or 2003 as all options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The Company is required under SFAS No. 123, as amended by SFAS No. 148, to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows:
Years ended June 30,	2005	2004	2003
Net loss-as reported	(24,626)	(20,590)	(9,847)
Compensation expense, net of tax	—	—	—
Net loss-pro forma	(24,626)	(20,590)	(9,847)
Basic and diluted net loss per share-as reported	(0.00)	(0.00)	(0.00)
Basic and diluted net loss per share-pro forma	(0.00)	(0.00)	(0.00)

See note 6 for additional information on the assumption used in the SFAS No. 123 charge.

Return to Table of Contents	Return to Index to Financial Statements

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

New Accounting Pronouncements:   In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity a re expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued a revision to SFAS No. 123R, "Accounting for Stock Based Compensations." This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its financial statements from the adoption of this statement.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs — an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $24,626 and $20,590 for the years ended June 30, 2005 and 2004, respectively, and as of those dates, had an accumulated deficit of $1,267,130 and $1,242,504, respectively. As of June 30, 2005, the Company's current liabilities exceeded its current assets by $209,261. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

In April 2001, the Company sold its business and ceased operations. The Company presently has not commenced any operations and does not generate any revenue. The Company converted certain debts into equity through exercising options. The amount of debt converted into equity at June 30, 2005 was $48,000. The Company's continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - SHORT-TERM NOTES PAYABLE

Short-term notes payable included the following:

As of June 30,		2005	2004
a.)	Notes payable to an officer, interest at 12% per annum, due on demand. Unsecured.	$ —	$ 8,500
b.)	Notes payable to a shareholder, non-interest bearing; due on demand. Unsecured.	16,000	16,000
c.)	Notes Payable to a related party. Terms are open.	52,000	52,000
		$ 68,000	$ 76,500

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAX

As of June 30, 2005, the Company has a net operating loss carryforwards, of approximately $1.3 million to reduce future taxable income. To the extent not utilized, the carryforwards will begin to expire through 2024. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The net deferred tax assets consist of the following:

As of June 30,	2005	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$ 464,170	$ 455,797	$ 448,797
Less: valuation allowance	(464,170)	(455,797)	(448,797)
Total net deferred tax assets	$ —	$ —	$ —

NOTE 6 - STOCKS OPTIONS

The Company has a Stock Option Plan (the Plan) adopted by the stockholders in April 1989 pursuant to which there are 500,000 shares of common stock reserved for issuance and under which the Company may issue non-statutory, incentive or performance based stock options to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 100% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant. Prices for options granted to employees who own greater than 10% or more of the Company's stock is at least 110% of the market value at date of grant. At June 30, 2005, 2004 and 2003, no shares have been issued.

Non-plan Options

As of June 30, 2004 and 2003, there were 1,200,000 shares of options outstanding. As of June 30, 2005, all of these options had been exercised.

A summary of the status of stock options issued by the Company as of June 30, 2005, 2004 and 2003 is presented in the following table:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of Year	1,200,000	$ 0.04	1,200,000	$ 0.04	1,200,000	$ 0.04
Exercised	1,200,000	$ 0.04	—	—	—	—
Outstanding at end of Year	—	$ —	1,200,000	$ 0.04	1,200,000	$ 0.04
Exercisable at end of Year	—		$1,200,000	$ 0.04	1,200,000	$ 0.04

Return to Table of Contents	Return to Index to Financial Statements

WESTERN GAMING CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - NET (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

		June 30,
	2005	2004	2003
Numerator:
Net loss	$ (24,626)	$ (20,590)	$ (9,847)

Denominator:
Weighted average common shares outstanding	5,391,468	4,808,135	4,808,135

Basic and diluted net loss per share	$ (0.00)	$ (0.00)	$ (0.00)

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

NOTE 10 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company had only one segment before April 2001 and has no operations since then; accordingly, detailed information of the reportable segment is not presented.

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

WESTERN GAMING CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - GUARANTEES (Continued)

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2005.

Since the Company is not operating, it does not incur any product warranty.

NOTE 12 - SUBSEQUENT EVENT

On July 21, 2005, the Company's majority of interest was acquired by a foreign engineering firm as part of a post reverse merger.

Return to Table of Contents	Return to Index to Financial Statements