Form 10KSB
period 2005-12-31
Inrob Tech Ltd.
filed 2006-03-31
CIK 793595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-KSB

                           --------------------------

  Annual Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934
                   For the fiscal year ended December 31, 2005

                        Commission File number: 000-49950

                           ---------------------------

                                 Inrob Tech Ltd.
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of Incorporation or organization)

                                   88-0219239
                        (IRS Employee Identification No.)

                          1515 Tropicana Ave, Suite 140
                               Las Vegas NV 89119
                                  702-795-3601
          (Address of principal executive offices and telephone number)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [_]

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State the issuer's revenues for its most recent fiscal year: $1,580,615

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of March 29, 2006, the aggregate market value was approximately $12,229,433.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                61,350,180
(Class)                                       (Outstanding as of March 31, 2006)

Transitional Small Business Disclosure Format (Check one):  Yes ___; No _X_

                                     PART I


Item 1.           Description of Business

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

On July 21, 2005, we entered into a Stock Purchase Agreement with Inrob Ltd. whereby we completed a reverse merger with Inrob Ltd., an Israeli engineering firm providing cost-efficient solutions for organizations to outsource maintenance of critical and sophisticated equipment. As a result of the reverse merger, we provide engineering products and services for the maintenance of critical and sophisticated equipment, and the integration and production of advanced wireless control solutions for unmanned ground vehicle ("UGV") robots. The remote control systems of the Company are the "brains" for many UGV solutions.

Competition

Our competitors include several large, integrated defense contractors (e.g. Northrop Grumman, Lockheed Martin, Elbit, El-Op, Israel Aircraft Industries, Israel Military Industries). These companies have significantly greater financial, technical and human resources than we do, as well as a wider range of products than we have. In addition, many of our competitors have much greater experience in marketing their products, as well as more established relationships with our target government customers. Our competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. As a result, we may have difficulty maintaining our market share.

Intellectual Property

We do not have any patents, trademarks or any other protection over our intellectual property. All of our intellectual property is "know how" and not original proprietary intellectual property. As such, it cannot be protected by patent or trademark. In addition, we do not have confidentiality agreements with any of our employees or suppliers with respect to our intellectual property. The theft or unauthorized use of our intellectual property is not sufficiently provided for, and our intellectual property is extremely susceptible to theft or unauthorized use. Any theft or unauthorized use of our intellectual property could materially adversely affect our operations.

Employees

As of December 31, 2005, we had 20 employees, as follows:

                           Number of Employees
----------------------------------------------
Management                          3
Marketing/Sales                     2
Service                             5
Sound/Service Projects              6
Production/Products                 4

There is currently a collective agreement signed between the labor federation and the industry union in Israel which applies on the employees of Inrob Ltd. under an expansion order. We believe that our employee relations are good.

General Information

We are a SEC reporting company and file our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. We file these reports electronically with the SEC. The SEC maintains an Internet site at "http://www.sec.gov/" that contains these reports, any proxy and information statements, and other information that we are required to file. Go to the EDGAR link for company filings. A copy of this report or any of our reports are available without charge upon request by contacting our corporate office.

On July 21, 2005, we entered into a Stock Purchase Agreement with the sole shareholder of Inrob Ltd., Ben Tsur Joseph, whereby all of the issued and outstanding shares of Inrob Ltd. (10,020 shares of common stock) were acquired by us for a total of 26,442,585 shares of Common Stock, issued after the reverse split of the Common Stock at the rate of 10.98 shares of old Common Stock for each one share of new Common Stock. As part of the reverse merger 2,057,415 shares of our Common Stock were purchased by Inrob Ltd on behalf of Mr. Joseph. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Ltd. whereby Inrob Ltd. transferred to Mr. Joseph 2,057,415 shares of our Common Stock in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000.

The shares issued to Mr. Joseph, together with the shares issued to Inrob Ltd. in the reverse merger, gave Mr. Joseph, at the time of the transaction, control over approximately 95% of the issued and outstanding shares of our Common Stock immediately after the effectiveness of the reverse split.

As part of the transaction with Mr. Joseph, Mr. Frank DeRenzo, former President and former controlling shareholder of the Company, received a total of 350,000 shares of post reverse common stock for consultancy services provided in the past.

The name of our Company was changed to Inrob Tech Ltd. effective September 1, 2005.

Our operating subsidiary is Inrob Ltd. ("Inrob Israel"). Inrob Israel was established in 1988 as an Israeli engineering firm providing cost-efficient solutions for organizations to outsource maintenance of critical and sophisticated equipment. We now provide maintenance support of industrial electronic, electro-mechanical, optical and other scientific equipment, mainly to customers in the defense industry.

Inrob Israel and its management team have built its operations on this engineering experience and expanded customer base. In 1992, a second area of operations was added. Today, on top of our maintenance and support services, we develop, integrate and produce advanced wireless control solutions for unmanned ground vehicle ("UGV") robots. Our remote control systems are the "brains" for many UGV solutions.

The current nature of Israel's security situation coupled with our close work with the Israel Defense Forces ("IDF") and the Israeli police, have helped us gain extensive experience in a wide range of military and law enforcement UGV applications and control solutions. We have the ability to provide fast and reliable solutions to meet the immediate operational needs of front-line IDF units as they arise. We recently began targeting the civilian applications market, which includes dangerous tasks such as nuclear plant maintenance, inspection and decommissioning, the demolition industry, firefighting, and rescue services.

Our UGV solutions include:

      o     Remote control systems (the "brains" of any robot)

      o     Complete robot systems

      o     Customized solutions

We are certified to design, manufacture and maintain electronic, optical and electro-mechanical equipment and are a certified supplier to the Israel Defense Forces and the Israeli Air Force. We have also been issued a certificate from the Israeli Air Force stating that our quality system is approved to perform inspection of products and services supplied to the Israeli Air Force.

The principal office of our subsidiary is 2 Haprat Street, Yavne, Israel. Our telephone number in Israel is +972 8 9324 333.

RISK FACTORS

WE ARE INVESTING TIME AND RESOURCES IN NEW BUSINESS INITIATIVES THAT MIGHT NOT MATERIALIZE TO COMMERCIAL VIABILITY.

As a result, we might incur substantially more expenses than income, and might not have enough resources to fund growth that may be commercially viable. If we are not able to successfully initiate our marketing program, we may not be able to generate enough sales to remain a viable company. Competitors already established in certain industries may already have customer bases that we may not be able to sell to.

WE ARE DEPENDENT ON OUR MEMBERS OF MANAGEMENT AND CERTAIN KEY PERSONNEL AND IF WE LOSE THOSE PERSONNEL, OUR BUSINESS COULD FAIL.

Our future success depends, in significant part, upon the continued service of our senior management team specifically Nissim Halabi and Ben-Tsur Joseph. We do not have employment or non-competition agreements with any members of management. The loss of any of our members of management could have a material adverse affect on our business, specifically the loss of Nissim Halabi, who has spent a considerable amount of time researching and developing the idea for the outsourcing and maintenance of critical and sophisticated equipment. In addition, we have several other key employees in our engineering and development department, and maintenance and service departments, with whom we do not have employment agreements. The loss of any of our key employees could have a material adverse affect on our operations. We do not maintain key-man life insurance on any of our personnel. Our future success also depends on our continuing ability to attract and retain highly qualified personnel. Competition for such personnel is intense, and we may experience difficulties in attracting the required number of such individuals. If we are unable to hire and retain personnel in key positions, our business could fail.

IF WE CANNOT MAINTAIN OUR CURRENT RELATIONSHIP WITH A.R.T.S. LTD. OUR OPERATIONS WOULD BE MATERIALLY ADVERSELY AFFECTED.

One of our main sub-contractors, A.R.T.S. Ltd., provides critical research, development and production operations to us. During the past 10 years, A.R.T.S. Ltd. has developed for us most of the software required for our robot related activities. We do not have an agreement with A.R.T.S. Ltd. for the provision of their services to us, and cannot be assured that we will be able to maintain this relationship with them. In the event that our relationship with A.R.T.S. Ltd. ceases, the interruption to our research and development activities and production operations would be harmful to our business, and may require a long period of time to establish relationships with new partners with the required level of know-how and expertise. We currently know of several wireless communications software companies, both in Israel and worldwide, capable of providing us with the same services we currently outsource to A.R.T.S. Ltd.

As we are a technology based company, we are required to update our technology and knowledge base on a regular basis. We are a relatively small company, and we have never made the quantitative distinction between our R&D expenses and any other expenses. Thus, we are not able to assess the amount of funds we have paid for R&D over the years, nor are we able to assess the financial effects a break up with A.R.T.S. Ltd. may have on our business.

IF WE DO NOT MAINTAIN OUR ACKNOWLEDGED SUPPLIER STATUS WITH THE ISRAELI MINISTRY OF DEFENSE (M.O.D.) OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

We currently maintain the status of an acknowledged supplier to the Israeli Ministry of Defense and have top security clearance. Acknowledged supplier status allows us to provide services to the Israeli Ministry of Defense and the Israeli Defense Forces (i.e. Army, Navy and Air Force), which comprise a significant portion of our annual revenues (as shown in the table below). If we are unable to maintain the acknowledged supplier status, our business and results of operations may be materially adversely affected.

SALES TO M.O.D. AND THE ISRAELI DEFENSE FORCES AS PART OF TOTAL SALES

--------------------------------------------------------------------------------
% of total          % of total         % of total            % of total
sales in 2001       sales in 2002      sales in 2004         sales in 2005
--------------------------------------------------------------------------------
   40.86%               36.36%            42.71%                 39.33%

OUR INTELLECTUAL PROPERTY IS UNPROTECTED AND IS SUSCEPTIBLE TO PIRACY.

We do not have any patents, trademarks or any other protection over our intellectual property. All of our intellectual property is "know how" and not original proprietary intellectual property. As such, it cannot be protected by patent or trademark. In addition, we do not have confidentiality agreements with any of our employees or suppliers with respect to our intellectual property. The theft or unauthorized use of our intellectual property is not sufficiently provided for, and our intellectual property is extremely susceptible to theft or unauthorized use. Any theft or unauthorized use of our intellectual property could materially adversely affect our operations.

WE WILL NEED ADDITIONAL WORKING CAPITAL TO FINANCE OUR BUSINESS PLAN AND SUCH FINANCING MAY BE UNAVAILABLE OR TOO COSTLY.

In order to continue our business plan we will need to secure financing in the future. Our ability to secure financing and allocate sufficient funds required to support our marketing activity may be difficult. Additional financing may not be available on favorable terms, if at all. If we raise additional funds by selling our equity securities, the percentage of ownership of our then current stockholders will be reduced. There can be no assurance that we will be able to raise additional funds on acceptable terms, if at all. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

Our competitors include several large, integrated defense contractors (e.g. Northrop Grumman, Lockheed Martin, Elbit, El-Op, Israel Aircraft Industries, Israel Military Industries). These companies have significantly greater financial, technical and human resources than we do, as well as a wider range of products than we have. In addition, many of our competitors have much greater experience in marketing their products, as well as more established relationships with our target government customers. Our competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. As a result, we may have difficulty maintaining or increasing our market share.

ANY SIGNIFICANT DELAY IN COLLECTING OUTSTANDING RECEIVABLES FROM ISRAEL'S MINISTRY OF DEFENSE COULD ADVERSELY AFFECT OUR ABILITY TO CONDUCT OUR BUSINESS.

Israel's Ministry of Defense is one of our significant customers and comprises a significant portion of our accounts receivable at certain times. The M.o.D.'s conventional payment terms are current month + 90 days. In the past we have experienced significant delays in payment from the M.o.D. (up to current payment + 150 days), and any future delays could adversely affect our cash flow and ability to operate our business. These delays are mostly due to the M.o.D.'s budget volatility, its general supplier payment policies, and public workers' strikes.

THE VOLATILITY OF THE M.O.D.'S BUDGET COULD ADVERSELY AFFECT THE AMOUNT OF BUSINESS IT MAY CONDUCT WITH US.

In the past, the M.o.D.'s budget has been volatile and any significant cuts in its budget could adversely affect the amount of business it conducts with us. As our largest customer, any significant reduction in the amount of purchases the M.o.D. makes from us or from third parties which have subcontracted work to us, could materially adversely affect our results of operations.

WE CURRENTLY OPERATE WITHOUT A VALID BUSINESS LICENSE

Under Israeli law, we are obliged to obtain and sustain a business license when doing business. We are currently operating without such a license. Under Israeli law, such actions may lead to the court fining the Company or even ordering the imprisonment (the maximum sentence is 18 months) of officers of the Company. Furthermore, we may be fined or even ordered to close its premises until obtaining the required license. We do not believe that our business or future prospects have been materially, adversely affected by our present lack of a license, but are nonetheless, we are currently seeking to secure a business license.

We do not know whether our clients are aware of us operating without a valid business license and do not believe them knowing of such would materially adversely affect our business with them. Nonetheless, should the relevant authorities prosecute us and/or any officers thereof for doing business without the necessary business license, such prosecutions could materially impair our ability to maintain and/or conduct our business.

IF OUR EMPLOYEES' ENTITLEMENTS DO NOT COMPLY WITH ISRAELI LAW, WE MAY HAVE TO PAY ADDITIONAL COMPENSATION TO OUR EMPLOYEES

Terms of employment for our employees are individually negotiated with each and every employee. The relationship between the parties, their rights and mutual duties are determined solely on the basis of the verbal agreements reached after these negotiations.

We believe that we have a good overall relationship with our employees, and it is common practice for us to amicably settle all debts between the parties upon the termination of the employees' term with us. We have never made an active effort to ascertain whether or not workers maybe entitled to such payments, benefits or advantages, nor have we ever made an active effort to ascertain what such payments, benefits or advantages might be.

We have no knowledge as to whether we adhere to the aforementioned legal requirements. Should an authorized court determine that we do not adhere to the said requirements we may be responsible to pay damages that could adversely affect the results of our operations.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or our financial position. Amounts shown for machinery, equipment and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The income and operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Government Regulation

To the best of our knowledge, we are not currently subject to direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally. We may also be subject to Israeli regulations and laws that could restrict our business opportunities and growth.

Indemnification of Directors, Officers and Others

Our Bylaws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Nevada law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our Company under Nevada law or otherwise, we have been advised that the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our Bylaws. Without any anti-takeover provisions, there is no deterrent for a take-over of our Company, which may result in a change in our management and directors. At the present time, a large percentage of our shares are owned by a single shareholder, our Chairman and CEO, Mr. Joseph. This would make any takeover attempt difficult.

Reports to Security Holders

Under the securities laws of Nevada, we are not required to deliver an annual report to our stockholders but we intend to send an annual report to our stockholders.


Item 2.           Description of Property

We own no real property. Our Registered Agent, Mr. Frank DeRenzo, allows us the use of his office as a United States address for a nominal fee of $500.00 per year. The space is sufficient for our needs.

For the year ended December 31, 2005, we were a party to a lease agreement for our premises in Israel, which expired in January, 2006. In 2006, we entered into a new one-year lease agreement, with an option to extend the agreement for an additional year for the use of 1,135 square meters of office and engineering/operations space. We may terminate the lease agreement upon 60-days notice. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under the lease are approximately $91,935 for the calendar year 2006.

We also entered into two sublease agreements for our premises in Israel which expired on December 31, 2005, under which we received approximately $31,350 for the year. Subsequent to December 31, 2005, the sublease agreements continued on a month-to-month basis, and we intend to execute new sublease agreements with our tenants in 2006.

All space is sufficient for our needs for the next fiscal year and beyond.


Item 3.           Legal Proceedings

Other than as set forth herein, we are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

There is a claim pending against Inrob Israel from an ex-employee, for amounts alleged to be owed in the amount of NIS 130,000. Such claim, in a different disguise has already been filed by the ex-employee and was previously dismissed without prejudice pursuant to a judgment of the Court. In our opinion the claim will again be dismissed. The Company has filed a counter-claim against the ex-employee, which we believe has a good chance to succeed. The Company and the ex-employee have entered into settlement discussions and there is a strong likelihood that the matter will be resolved with no material effect to the Company.


Item 4.           Submission of Matters to a Vote of Security Holders

None.


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

Our Common Stock, par value $.001, currently trades on the OTC Bulletin Board (OTCBB) under the symbol "IRBL". Our initial registration statement was declared effective by the Securities and Exchange Commission on June 20, 1986.

The market price information for our common equity pursuant to Item 201(a)(i)(iii) for fiscal year ended December 31, 2005, was as follows:

First Quarter                High Bid     High Ask     Low Bid       Low Ask
-------------                --------     --------     -------       -------

January                         0.0         0.0          0.0          0.0
February                        0.0         0.0          0.0          0.0
March                           0.18        0.25         0.15         0.23

Second Quarter
--------------
April                           0.15        0.25         0.12         0.25
May                             0.12        0.25         0.08         0.14
June                            0.08        0.15         0.08         0.09

Third Quarter
-------------
July                            0.35        0.52         0.05         0.09
August                          0.3         0.39         0.05         0.07
September                       0.45        5.00         0.07         .025

Fourth Quarter
--------------
October                         0.341       0.38         0.101        0.12
November                        0.50        0.51         0.211        0.23
December                        0.32        0.35         0.14         0.141

The above bid and asked quotations represent prices between dealers, and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits. No dividends have been declared with respect to the Common Stock since our inception, and we don't anticipate paying dividends in the foreseeable future. However, there are no restrictions on our ability to declare dividends on our Common Stock.

On March 21, 2006, the approximate number of stockholders of record of our $.001 par value Common Stock was approximately 275.


Item. 6. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

PLAN OF OPERATIONS

Our operating subsidiary is Inrob Israel. Inrob Israel was established in 1988 as an engineering firm providing cost-efficient solutions for organizations to outsource maintenance of critical and sophisticated equipment. We now provide maintenance support of industrial electronic, electro-mechanical, optical and other scientific equipment, mainly to customers in the defense industry.

Inrob Israel and its management team built on this engineering experience and customer base, and in 1992 expanded into a second area of operations. Today, on top of our maintenance and support services, we develop, integrate and produce advanced wireless control solutions for unmanned ground vehicle (UGV) robots. Our remote control systems are the "brains" for many UGV solutions.

The current nature of Israel's security situation coupled with our close work with the Israel Defense Forces and the Israeli police, has helped us gain extensive experience in a wide range of military and law enforcement UGV applications and control solutions. We have the ability to provide fast and reliable solutions to meet the immediate operational needs of front-line IDF units as they arise. We are also targeting the civilian applications market, which includes dangerous tasks such as nuclear plant maintenance, inspection and decommissioning, the demolition industry and firefighting, and rescue services.

Our UGV solutions include:

      o     Remote control systems (the "brains" of any robot)
      o     Complete robot systems
      o     Customized solutions

We are certified to design, manufacture and maintain electronic, optical and electro-mechanical equipment and are a certified supplier to the Israel Defense Forces and the Israeli Air Force. We have also been issued a certificate from the Israeli Air Force stating that our quality system is approved to perform inspection of products and services supplied to the Israeli Air Force.

Results of Operations

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004-

Revenues-

Revenues increased to $1,580,615, or 31 percent, over revenues of $1,206,321 for 2004. The increase was comprised of increases in service revenues amounting to $105,619, and product sales of $268,675. We experienced a greater volume of business during the 2005 period, and were able to provide our services and products to existing and additional clients.

Cost of Goods Sold-

Cost of goods sold decreased from $1,008,416 in 2004 by $73,486, or 7.3 percent, to $934,930 in 2005. The decrease was primarily attributed to a greater number of projects which were completed in 2005, and the fact that several projects were in-process as of December 31, 2005, for which costs were capitalized as in-process inventory.

General and Administrative Expenses-

General and administrative expenses decreased by $5,749, or 1 percent, to $502,568 in 2005 when compared to $508,317 in 2004. The overall decrease was primarily attributable to the decrease in professional fees and office expenses, which amounted to $201,115, offset by increases in management fees and wages of $169,215, and related travel and other expenses.

Other (Expense)-

Other expense increased by $7,886, or 31%, to $33,675 during 2005. This increase was due to an overall decrease in gain on sale of equipment of $36,501, offset by a decrease in interest expense of $28,615. The decrease in interest expense was primarily due to our overall debt reduction activities in 2005.

Comprehensive Income (Loss)-

Comprehensive income for 2005 amounted to $20,190, when compared to a loss of $537 for 2004, and was due primarily to fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 26,880,484 (restated for the reverse merger completed in 2005) in 2004, to 38,753,607 in 2005. The increase was primarily due to various debt transactions that were completed involving our Common Stock.

Liquidity and Financial Resources

During the fiscal year ended December 31, 2005, net cash used in operating activities amounted to $233,675 when compared to $64,357 in 2004. The increase was primarily attributable to changes in accounts receivable, inventories, cost of uncompleted contracts in excess of billings, offset by net income, depreciation, a reserve for contract loss, and deferred revenues. We realized net income for 2005 of $95,385, compared to a net loss of $(348,820) in 2004.

We also realized net cash from financing activities in 2005 of $200,170, compared to $203,036 in 2004. We were able to realize proceeds from convertible debentures in 2005 amounting to $617,500, as well as proceeds from loans repaid and borrowings from related parties. We were able to decrease our overdraft borrowings from banks by $523,818. We also decreased our bank debt by $58,680 in 2005. As a result of these activities, our working capital deficit as of December 31, 2005, was $(494,343).

We will continue to finance our operations through customer contracts, bank and other borrowings, and equity financing, as needed.

Significant Customers

For the years ended December 31, 2005, and 2004, we had certain customers that accounted for more than ten percent (10%) of total revenues, as follows:

                                 2005                       2004
                                 ----                       ----
Ministry of Defense           $  610,579                 $  630,237
Technion                               -                    168,613
IMI                              168,681                    149,661

Item 7. Financial Statements

The Financial Statements are annexed at the end of the filing.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      (a) On November 1, 2005, the Company notified its Independent Auditor, Spector & Wong, LLP, 780 South Lake Avenue, Suite 723, Pasadena, Ca 91101, (888) 584-5577, that it was being replaced as the independent auditor of the Company, by Davis Accounting Group P.C..

On November 1, 2005, we engaged Davis Accounting Group P.C., located at 1957 W. Royal Hunte Drive #150, Cedar City, Utah 84720, (435) 865-2808, as our independent auditors to audit our financial statements for the fiscal year ended December 31, 2005.

During the period of their engagement through November 1, 2005, there were no disagreements between Spector & Wong, LLP, and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Spector & Wong, LLP, would have caused them to make reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements, other than the fee dispute that has arisen between the parties.

      (b) Effective November 1, 2006, Davis Accounting Group P.C., was retained as our independent auditor. Prior to the engagement, we did not consult with Davis Accounting Group P.C. regarding the application of accounting principles to a specified transaction, or the type of audit opinion that may be rendered with respect to our financial statements, as well did not consult with Davis Accounting Group P.C., as to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements and either written or oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue.


Item 8A. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

The Company, under the supervision and with the participation of tour management, under our Sole Executive Officer, filling the position of Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by our in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have also concluded that our disclosure controls and procedures are effective also to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act are accumulated and communicated to our management to allow timely decisions on required disclosure.

Management is aware that there is a lack of segregation of duties at our due to the small number of employees managing administrative and financial matters. This constitutes a significant deficiency in the financial reporting. Management has as is required by Israeli Law and also to mitigate these factors hired an independent accountant/bookkeeper to review and compile our financial statements on a quarterly and annual basis.

At this time management has decided that considering the employees involved and the control procedures in place and the potential benefits of adding additional employees to clearly segregate duties does not justify the additional expense.

We will periodically reevaluate this situation. If the situation changes and sufficient capital is secured, it is our intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2005. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the fourth quarter ended December 31, 2005, that have materially affected or that are reasonably likely to affect the internal controls.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

Item 8B. Other Information

Not Applicable.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

Effective July 21, 2005, the following Directors resigned from the Board of Directors and as/or Principal Officers of the Company.

Frank H. DeRenzo, Robert Muniz and DeAnn Moore

The Directors resigning have stated in their resignation letter that their resignation did not in any way imply or infer that there was any dispute or disagreement relating to the Company's operations, policies or practices.

In addition, Lucia Picciotti, was appointed as the sole director of the Company and approved the reverse merger transaction with Inrob Ltd., and the other corporate actions to be taken in conjunction with the transaction, including appointing Ben-Tsur Joseph and Rami Palatchi as Directors and Ben-Tsur Joseph as President. Thereafter, she resigned from the Board of Directors of the Company.

The Director resigning stated in her resignation letter that her resignation did not in any way imply or infer that there was any dispute or disagreement relating to the Company's operations, policies or practices.

The following individual was appointed to our Board of Directors, effective July 21, 2005:

     Name                      Age        Position
     ----                      ---        --------
     Ben-Tsur Joseph           45         President, Chief Financial Officer
                                          and Director

Ben-Tsur Joseph, Co-founder, President and sole Director, co-founded our subsidiary, Inrob Ltd. ("Introb Israel") in Israel in 1988, and was joint CEO until 1999. He has extensive experience and knowledge of unmanned ground vehicle ("UGV") operations and continues to work closely with major defense clients. Mr. Joseph is currently the President and sole Director of Inrob Israel.

Rami Palatchi, was appointed as an Officer and Director of the Company in July 2005, and resigned as an Officer and Director, effective January 1, 2006, but not delivered until February 16, 2006. We do not believe that her resignation in any way implies or infers that there is any dispute or disagreement relating to the Company's operations, policies or practices

On November 1, 2005, the Company's Board of Directors elected to change its fiscal year ending on June 30, to a fiscal year ending on December 31.

Item 10. Executive Compensation

The following table sets forth the total compensation we paid for our fiscal year ended December 31, 2005, to each of our executive officers. During the fiscal years ended December 31, 2005, 2004, and 2003, no Executive Officer or Director of the Company received cash remuneration in excess of $100,000. There are no standard arrangements for the compensation of directors.

                                                        Annual Compensation
                      Name                              Year Ended June 30

                                                    2005        2004       2003
                                                    ----        ----       ----
Frank H. DeRenzo--Director/President                 $0          $0         $0
Robert Muniz--Director                               $0          $0         $0
DeAnn Moore
Director/Secretary/Treasurer                         $0          $0         $0
                                                --------------------------------
Ben-Tsur Joseph--Director/President                 $0(1)         --         --


      (1) During the year ended December 31, 2005, under a management agreement with Mr. Ben-Tsur Joseph, the Company accrued $120,000 in management fees. During 2005, no management fees were paid to Mr. Joseph. Mr. Joseph has agreed that he will not demand that the Company pay to him any accrued amounts related to the management agreement until the end of calendar year 2006. The management agreement does not have a specific completion date, but may be terminated by either party on written notice of three months.


                        OPTION GRANTS IN FISCAL YEAR 2005

We did not issue any option grants in the fiscal year 2005.

Our Employee Stock Option Plan was previously extended to 2010. Currently no options have been issued under the Employee Stock Option Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table describes, as of March 21, 2006, the beneficial ownership of our Common Stock by persons known to us to own more than 5% of such stock and the ownership of Common Stock by our Director, and by all officers and directors as a group.

Name of Shareholder                    Number of Shares
-------------------                    ----------------
Ben-Tsur Joseph                          28,500,000
c/o the Company

JAHL Holdings Ltd                        6,000,000
c/o 447 Foster Avenue
Brooklyn, New York 11230

Readheaded Investments Corp.             3,272,703
c/o Pires Biole Rd.
Mt. Kisco, NY  10549

Able Investments Inc.                    5,900,000
303 West 91st Street
New York, NY  10024


Item 12. Certain Relationships and Related Transactions.

In July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, its President, Director and sole stockholder, 2,057,415 shares of common stock of the Company in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of the Company. in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand.

Inrob Israel entered into a management agreement with an officer and director on October 1, 2003, which was subsequently extended as to its commencement date to May 1, 2005. Other terms and conditions related to equipment usage commenced with the original date of the agreement. Under the terms of the agreement, the Company is obligated to pay $15,000 per month during the first year and $20,000 per month thereafter for management fees. For the year ended December 31, 2005, the Company accrued $120,000 under the management agreement. The officer and director has agreed that he will not demand that Inrob Israel pay to him any accrued amounts related to the management agreement until the end of calendar year 2006. The management agreement does not have a specific completion date, but may be terminated by either party on written notice of three months.

Item 13. Exhibits

      3.1       Articles of Incorporation of the Company, as amended*

      3.2       By-laws of the Company, as amended*

      23.1(1) Consent of Davis Accounting Group, P.C., Registered Independent Auditors

      31.1(1)   Section 302 Certification of Chief Executive/Accounting Officer

      32.1(1)   Section 906 Certification of Chief Executive/Accounting Officer

      ------------

      *        Previously filed
      (1)      Filed herewith


Item 14. Principal Accountant Fees and Services

      1) Audit Fees

The aggregate fees billed by Davis Accounting Group P.C. for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2005, and the audit of Inrob Israel for the years ended December 31, 2004, and 2005, was $30,000.

      2) Audit-Related Fees

The Company did not engage its principal accountants to provide assurance and related services during the last two fiscal periods.

      3) Tax Fees

The Company did not engage its principal accountants to provide tax compliance, tax advice and tax planning services during the last two fiscal years.

      4) All Other Fees

The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than reported above.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 31, 2006                  Inrob Tech Ltd.

                                         _______/s/______________
                                         Ben-Tsur Joseph, President and Chief
                                         Accounting Officer

Date:    March 31, 2006                  Inrob Tech Ltd.

                                         _______/s/______________
                                         Ben-Tsur Joseph, Sole Director

                                 INROB TECH LTD.

                          INDEX TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004


Financial Statements-

   Report of Registered Independent Auditors ..............................F-2

   Balance Sheet as of December 31, 2005 ..................................F-3

   Statements of Operations and Comprehensive Income (Loss) for the Years
     Ended December 31, 2005, and 2004 ................................... F-4

   Statements of Stockholders' Equity for the Years
     Ended December 31, 2005, and 2004 ................................... F-5

   Statements of Cash Flows for the Years Ended
     December 31, 2005, and 2004 ..........................................F-6

   Notes to Financial Statements for the Years
     Ended December 31, 2005, and 2004 ....................................F-8

                    REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Inrob Tech Ltd.:

We have audited the accompanying balance sheet of Inrob Tech Ltd. (a Nevada corporation) as of December 31, 2005, and the related statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inrob Tech Ltd. as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is conducting certain capital formation activities through the issuance of convertible debt, has experienced operating losses, and has negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
March 20, 2006.

                                 INROB TECH LTD.
                             BALANCE SHEET (NOTE 2)
                             AS OF DECEMBER 31, 2005

                                     ASSETS
                                                                            2005
                                                                         -----------
Current Assets:
    Cash and cash equivalents                                            $        --
    Accounts Receivable-
       Trade                                                                 317,963
       Employees and other                                                     3,569
       Less - Allowance for doubtful accounts                                     --
    Inventories                                                              477,307
    Cost of uncompleted contracts in excess of billings                      189,983
    Prepaid expenses                                                          15,104
                                                                         -----------

       Total current assets                                                1,003,926
                                                                         -----------
Property and Equipment:
    Office and computer equipment                                             54,935
    Furniture and fixtures                                                    70,814
    Vehicles                                                                 318,834
                                                                         -----------
                                                                             444,583
    Less - Accumulated depreciation                                         (209,473)
                                                                         -----------
       Net property and equipment                                            235,110
                                                                         -----------
Other Assets:
    Deposits                                                                   1,983
    Loan receivable - Director and stockholder                               483,484
    Loans to related party companies                                         257,069
                                                                         -----------
       Total other assets                                                    742,536
                                                                         -----------

Total Assets                                                             $ 1,981,572
                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Bank overdrafts                                                      $    40,361
    Bank loans and other debt, current portion                               323,776
    Convertible debenture                                                     42,500
    Accounts payable - Trade                                                 277,517
    Billings on uncompleted contracts in excess of related costs               1,003
    Due to related party - Director and stockholder                           82,421
    Accrued liabilities                                                      235,951
    Reserve for estimated loss on contract                                    50,097
    Deferred revenue                                                         424,496
    Income taxes payable                                                      20,147
                                                                         -----------
       Total current liabilities                                           1,498,269
                                                                         -----------
Long-term Debt, less current portion:
    Bank loans and other debt                                                 52,146
                                                                         -----------
       Total long-term debt                                                   52,146
                                                                         -----------
       Total liabilities                                                   1,550,415
                                                                         -----------
Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, par value $.001 per share; 20,000,000 shares
       authorized; no shares issued and outstanding                               --
    Capital stock, par value $.001 per share; 80,000,000 shares
       authorized; 61,350,180 shares issued and outstanding                   61,350
    Additional paid-in capital                                               852,568
    Accumulated other comprehensive income                                     3,769
    Accumulated (deficit)                                                   (486,530)
                                                                         -----------
       Total stockholders' equity                                            431,157
                                                                         -----------
Total Liabilities and Stockholders' Equity                               $ 1,981,572
                                                                         ===========

               The accompanying notes to financial statements are
                   an integral part of this balance sheet.

                                 INROB TECH LTD.
                        STATEMENTS OF OPERATIONS (NOTE 2)
                         AND COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2005, AND 2004

                                                          2005            2004
                                                      ------------    ------------
Revenues:
     Services                                         $  1,154,932    $  1,049,313
     Product sales                                         425,683         157,008
                                                      ------------    ------------

          Total revenues                                 1,580,615       1,206,321
                                                      ------------    ------------
Cost of Goods Sold:
     Services                                              832,315         917,506
     Product sales                                         102,615          90,910
                                                      ------------    ------------

          Total cost of goods sold                         934,930       1,008,416
                                                      ------------    ------------

Gross Profit                                               645,685         197,905
                                                      ------------    ------------
Expenses:
     General and administrative                            502,568         508,317
                                                      ------------    ------------

          Total general and administrative expenses        502,568         508,317
                                                      ------------    ------------

Income (Loss) from Operations                              143,117        (310,412)

Other (Expense):
     Interest  (expense)                                   (38,795)        (67,410)
     Gain - sale of equipment                                5,120          41,621
                                                      ------------    ------------

          Total other (expense)                            (33,675)        (25,789)
                                                      ------------    ------------

Income (Loss) before Income Taxes                          109,442        (336,201)

Provision for income taxes                                 (14,057)        (12,619)
                                                      ------------    ------------

Net Income (Loss)                                           95,385        (348,820)
                                                      ------------    ------------

Comprehensive Income (Loss):
     Israeli currency translation                           20,190            (537)
                                                      ------------    ------------

Total Comprehensive Income (Loss)                     $    115,575    $   (349,357)
                                                      ============    ============

(Loss) Per Common Share:
     (Loss) per common share - Basic and Diluted      $       0.00    $      (0.01)
                                                      ============    ============
Weighted Average Number of Common Shares
     Outstanding - Basic and Diluted                    38,753,607      26,880,484
                                                      ============    ============

               The accompanying notes to financial statements are
                      an integral part of these statements.


                                 INROB TECH LTD.
                   STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 2)
                FOR THE PERIODS ENDED DECMEBER 31, 2005, AND 2004

                                            Preferred Stock              Common Stock            Treasury Stock       Additional
                                      ---------------------------- -------------------------  ----------------------   Paid-in
Description                                Shares        Amount         Shares       Amount      Shares      Amount    Capital
-----------                           ------------- -------------- -------------  ----------  ----------  ---------- ------------

Balance - December 31, 2003                      -            $ -       437,899       $ 438       5,000    $ (3,370) $ 1,012,801

Israeli currency translation                     -              -             -           -           -           -            -

Net (loss) for the period                        -              -             -           -           -           -            -
                                      ------------- -------------- -------------  ----------  ----------  ---------- ------------

Balance - December 31, 2004                      -              -       437,899         438       5,000      (3,370)   1,012,801

Exercise of stock options to reduce
   debt and liabilities                          -              -       109,290         109           -           -       47,891

Issuance of common stock to reduce
   debt and liabilities                          -              -       602,806         603           -           -       39,397

Purchase of common stock for cash                -              -     2,057,415       2,057           -           -      472,943

Common stock issued for liabilities
   and services                                  -              -       350,000         350           -           -       39,650

Common stock issued for reverse merger
   with Inrob Israel and recapitalization        -              -    26,442,585      26,443      (5,000)      3,370   (1,636,264)

Conversion of convertible debenture
   into common stock                             -              -    10,114,470      10,114           -           -      239,886

Conversion of convertible debenture
   into common stock                             -              -    21,035,715      21,036           -           -      611,464

Issuance of common stock for accrued
   interest on convertible debenture             -              -       200,000         200           -           -       24,800

Israeli currency translation                     -              -             -           -           -           -            -

Net income for the period                        -              -             -           -           -           -            -
                                      ------------- -------------- -------------  ----------  ----------  ---------- ------------

Balance - December 31, 2005                      -            $ -    61,350,180    $ 61,350           -         $ -    $ 852,568
                                      ============= ============== =============  ==========  ==========  ========== ============


                                                         Accumulated
                                                            Other
                                                         Comprehensive  Accumulated
Description                                              Income (Loss)    (Deficit)     Totals
-----------                                             --------------  ------------  -----------

Balance - December 31, 2003                                 $ (15,884)   $ (233,095)   $ 760,890

Israeli currency translation                                     (537)            -         (537)

Net (loss) for the period                                           -      (348,820)    (348,820)
                                                        --------------  ------------  -----------

Balance - December 31, 2004                                   (16,421)     (581,915)     411,533

Exercise of stock options to reduce
   debt and liabilities                                             -             -       48,000

Issuance of common stock to reduce
   debt and liabilities                                             -             -       40,000

Purchase of common stock for cash                                   -             -      475,000

Common stock issued for liabilities
   and services                                                     -             -       40,000

Common stock issued for reverse merger
   with Inrob Israel and recapitalization                           -             -   (1,606,451)

Conversion of convertible debenture
   into common stock                                                -             -      250,000

Conversion of convertible debenture
   into common stock                                                -             -      632,500

Issuance of common stock for accrued
   interest on convertible debenture                                -             -       25,000

Israeli currency translation                                   20,190             -       20,190

Net income for the period                                           -        95,385       95,385
                                                        --------------  ------------  -----------

Balance - December 31, 2005                                   $ 3,769    $ (486,530)   $ 431,157
                                                        ==============  ============  ===========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                                 INROB TECH LTD.
                        STATEMENTS OF CASH FLOWS (NOTE 2)
                 FOR THE YEARS ENDED DECEMBER 31, 2005, AND 2004

                                                                         2005         2004
                                                                       ---------    ---------
Operating Activities:
     Net income (loss)                                                 $  95,385    $(348,820)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization                                     45,441       47,931
        Reserve for loss on contract                                      50,097           --
        Loss (gain) on sale of equipment                                      --      (41,621)
        Write-down of related party loans receivable                          --           --
           Changes in net assets and liabilities-
             Accounts receivable                                         (31,799)    (105,153)
             Inventories                                                (276,113)     (94,094)
             Cost of uncompleted contracts                              (189,983)          --
             Prepaid expenses and deposits                                22,785       (7,200)
             Accounts payable - trade and accrued liabilities            (90,433)     282,668
             Billings on uncompleted contracts in excess of costs          1,003           --
             Deferred revenue                                            146,276      202,652
             Income taxes payable                                         (6,334)        (720)
                                                                       ---------    ---------

Net Cash (Used in) Operating Activities                                 (233,675)     (64,357)
                                                                       ---------    ---------

Investing Activities:
     Purchases of property and equipment                                   8,195     (191,594)
     Proceeds from sale of property and equipment                          5,120       53,452
                                                                       ---------    ---------

Net Cash Provided by (Used in) Investing Activities                       13,315     (138,142)
                                                                       ---------    ---------

Financing Activities:
     Increase (decrease) in long-term debt                               (58,680)     116,053
     Proceeds from (offset to) bank overdrafts                          (523,818)      83,120
     Proceeds from convertible debenture                                 617,500      250,000
     Loan receivable - Director and stockholder                         (483,484)          --
     Payments on (advances to) Loan - Director and stockholder           155,525      (61,812)
     Due to related party - Director and stockholder                      82,421           --
     Loans to related party companies                                    410,706     (184,325)
                                                                       ---------    ---------

Net Cash Provided by Financing Activities                                200,170      203,036
                                                                       ---------    ---------

Effect of Exchange Rate Changes on Cash                                   20,190         (537)
                                                                       ---------    ---------

Net Increase (Decrease) in Cash                                               --           --

Cash - Beginning of Period                                                    --           --
                                                                       ---------    ---------

Cash - End of Period                                                   $      --    $      --
                                                                       =========    =========

               The accompanying notes to financial statements are
                      an integral part of these statements.

                                 INROB TECH LTD
                        STATEMENTS OF CASH FLOWS (NOTE 2)
                 FOR THE YEARS ENDED DECEMBER 31, 2005, AND 2004

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
           Interest                                   $  48,945    $  88,189
                                                      =========    =========
           Income taxes                               $  20,391    $  13,339
                                                      =========    =========

Supplemental Information of Noncash Investing and Financing Activities:


Supplemental Information of Noncash Investing and Financing Activities:

On January 5, 2005, a former Director and officer of Inrob Tech exercised 91,075 stock options to purchase a like number of shares of common stock for $0.439 per share, or $40,000. The value of the common stock was charged against notes payables, accrued interest and accrued compensation due to the former Director and officer. In addition, on February 21, 2005, the Board of Directors of Inrob Tech accepted the exercise of stock options by two parties to acquire 18,215 shares of common stock for $0.439 per share, or $8,000. The value of the common stock was charged against accrued compensation due to the same former Director and officer.

In July 2005, the Company issued 602,806 shares of its common stock in satisfaction of certain accounts payable, accrued liabilities, accrued compensation and related taxes, and notes payable. The value of the obligations satisfied by issuance of common stock was $152,586.

On July 21, 2005, Inrob Tech issued to a former Director and officer of the Company 350,000 shares of its common stock for prior services and the satisfaction of $40,000 of liabilities of the Company.

On July 21, 2005, the Company entered into a Stock Purchase Agreement with Inrob Israel, and issued 26,442,585 shares of its common (post reverse split) for all of the issued and outstanding capital stock of Inrob Israel (10,020 shares of common stock). At the same time, the Company effected a 10.98 for 1 reverse stock split of its common stock. Immediately following the completion of the Stock Purchase Agreement transaction, the Company had 29,999,995 shares of its common stock outstanding. At that time, Mr. Ben-Tsur Joseph, the sole Director and officer of Inrob Israel, owned 28,500,000 shares of the Company's common stock, or 95 percent of the then issued and outstanding common stock of Inrob Tech, and had voting control. Through this process Inrob Israel is considered to have acquired Inrob Tech by a reverse merger. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Inrob Israel and Inrob Tech brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

On July 31, 2005, the Company issued 10,114,470 shares of its common stock for the conversion of a convertible debenture issued to a third-party entity by Inrob Israel. The value of the common stock issued was $250,000.

On September 15, 2005, the Company issued 21,035,715 shares of its common stock for the conversion of a convertible debenture issued to a third-party entity by Inrob Israel. The value of the common stock issued was $632,500.

On November 30, 2005, the Company issued 200,000 shares of its common stock in connection with the satisfaction of accured interest on the $250,000 convertible debenture issued by Inrob Israel (see above). The value of the common stock issued was $25,000.

               The accompanying notes to financial statements are
                      an integral part of these statements.

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

Inrob Tech Ltd. ("Inrob Tech" or the "Company") is a Nevada corporation which provides engineering products and services for the maintenance of critical and sophisticated equipment, and the integration and production of advanced wireless control solutions for unmanned ground vehicle ("UGV") robots. The remote control systems of the Company are the "brains" for many UGV solutions. The current nature of Israel's security situation coupled with the Company's close work with the Israeli Defense Forces ("IDF") and the Israeli police, has helped the Company gain extensive experience in a wide range of military and law enforcement UGV applications and control solutions. The Company has also targeted the civilian applications market, which includes dangerous tasks such as nuclear plant maintenance, inspection and decommissioning, the demolition industry, and firefighting and rescue services. The accompanying financial statements of Inrob Tech were prepared from the accounts of the Company under the accrual basis of accounting in United States dollars. In addition, the accompanying financial statements reflect the completion of a reverse merger between Inrob Tech and Inrob Ltd. ("Inrob Israel"), which was effected on July 21, 2005.

Prior to the completion of the reverse merger, Inrob Tech was a near dormant corporation with virtually no assets or operations (essentially since April 1, 2001, when the Company sold its paging business, known as The Sports Page and Score Page to BeepMe, to a third party vendor and creditor). The Company was originally incorporated in the State of Nevada under the name of Beeper Plus, Inc. On July 15, 2003, the Company then changed its name to Western Gaming Corporation. On August 17, 2005, the Company again changed its name to Inrob Tech Ltd. to reflect the reverse merger effected on July 21, 2005, and its new business plan.

Inrob Israel was organized as an Israeli corporation in 1988, under the name of Eligal Laboratories Ltd., and its UGV solutions include: (i) remote control systems (the "brains" of any robot); (ii) complete robot systems; and (iii) customized solutions. Inrob Israel is certified to design, manufacture and maintain electronic, optical and electro-mechanical equipment, and is a certified supplier to the Israeli Defense Forces and the Israeli Air Force. It has also been issued a certificate from the Israeli Air Force stating that its quality system is approved to perform inspections of products and services supplied to the Israeli Air Force. Inrob Israel changed its name to Inrob Ltd. in September 2003.

In addition, in January 2004, Inrob Israel completed two equity purchase transactions with separate entities and raised $195,000 from the issuance of 30,000,000 shares of its common stock. Thereafter, Inrob Israel commenced a registration activity of such shares of its common stock on behalf of the two entities as selling shareholders on Form F-1 with the Securities and Exchange Commission ("SEC"). The registration activity continued through December 31, 2004, and into the year 2005. In early 2005, Inrob Israel decided not to complete the registration of the common stock of the selling shareholders with the SEC, and withdrew its registration statement on July 28, 2005. As an alternative transaction, effective July 21, 2005, Inrob Israel completed the reverse merger with Inrob Tech, a publicly traded Nevada corporation.

Given that Inrob Israel is considered to have acquired Inrob Tech by a reverse merger through a Stock Purchase Agreement, and its sole stockholder had voting control of the Company at the time of the transaction, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of December 31, 2005, and the operations for the years ended December 31, 2005, and 2004, of Inrob Israel under the name of Inrob Tech Ltd. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Inrob Israel and Inrob Tech brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Restricted Cash

The Company maintains restricted cash as funds designated for specific purposes or for compliance with terms of contractual agreements. As of December 31, 2005, $247,868 was pledged as collateral against certain bank loans, and offset against bank overdrafts for financial reporting purposes.

Accounts Receivable

Accounts receivable consist of amounts due from customers, employees and related parties. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of December 31, 2005, no allowance for doubtful accounts was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

Revenue Recognition

The Company generates revenues from product sales and maintenance service contracts.

Revenues from product sales are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB No. 104") and Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Revenue is recognized when delivery has occurred provided there is persuasive evidence of an agreement, acceptance tests results have been approved by the customer, the fee is fixed or determinable and collection of the related receivable is probable. Customers are billed, according to individual agreements, upon completion of the contract. All product costs are deferred and recognized on completion of the contract and customer acceptance. A provision is made for the amount of any expected loss on a contract at the time in is known. As of December 31, 2005, the Company had a reserve for estimated loss on a contract in the amount of $50,097. No reserve for estimated loss on a contract was recorded as of December 31, 2004.

On-going maintenance service contracts are negotiated separately at an additional fee. The maintenance service is separate from the functionality of the products, which can function without on-going maintenance. Revenues relating to maintenance service contracts are recognized as the services are rendered ratably over the period of the related contract.

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004

The Company is not required to perform significant post-delivery obligations, does not provide warranties and does not allow product returns. As such, no provision is made for costs of this nature.

The Company does not sell products with multiple deliverables. It is management's opinion that EITF 00-21, "Revenue Arrangements With Multiple Deliverables" is not applicable.

Property and Equipment

The components of property and equipment are stated at cost. Property and equipment costs are depreciated or amortized for financial reporting purposes over the useful lives of the related assets by the straight-line method. Useful lives utilized by the Company for calculating depreciation or amortization are as follows:

         Computer and office equipment               5 to 10 years
         Furniture and fixtures                      3 to 15 years
         Vehicles                                    5 to 6 years

Upon disposition of an asset, its cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized.

Impairment of Long-Lived Assets

Under Statement of Financial Accounting Standards No. 121, as amended, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004

Research and Development Costs

The Company conducts research and development activities for others under contractual arrangements. Research and development costs incurred under contractual arrangements are accounted for in accordance with Statement of Financial Accounting Standards No. 68, "Research and Development Agreements" ("SFAS 68"). All costs incurred under the contractual arrangements are deferred and recognized as cost of sales (product sales) upon completion of the contract work.

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the years ended December 31, 2005, and 2004, the only components of comprehensive income (loss) were the net (loss) for the periods, and the foreign currency translation adjustments.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation" ("SFAS 52"). The Company's functional currency is the Israeli New Shekel. Under SFAS 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of the Company are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income
(loss).

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2005, the Company did not have any financial instruments requiring the estimate of fair value.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2005, and revenues and expenses for the years ended December 31, 2005, and 2004. Actual results could differ from those estimates made by management.

Fiscal Year End

On November 1, 2005, the Company's Board of Directors elected to change its fiscal year end from June 30th, to December 31st.

(2) Going Concern

During the year ended December 31, 2005, and subsequent thereto, Inrob Tech continued its operations, and through the latter part of July 2005, its common stock registration activities. Subsequent to July 21, 2005, the effective date of the reverse merger between Inrob Tech and Inrob Israel, Inrob Israel withdrew its Registration Statement on Form F-1 with the SEC, and the Company pursued its operations, bank overdraft and debt reduction activities with the proceeds provided from convertible debentures.

While management of the Company believes that the Company will be successful in sustaining its operating activities and thereby increasing its working capital from the completion of a reverse merger and third-party loans, there can be no assurance that the Company will be able to raise the funds needed to meet its debt and working capital obligations under its business plan, or be successful in the sale of its products and services that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses, had negative working capital as of December 31, 2005, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004

(3) Inventories

As of December 31, 2005, inventories consisted of the following:

                                                      2005
                                                    --------
                      Work in progress              $441,866
                      Materials                       35,441
                                                    --------
                       Total                        $477,307
                                                    ========

(4) Loan Receivable - Director and Stockholder

As discussed in Note 9, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, President, sole Director and stockholder, 2,057,415 shares of common stock of Inrob Tech in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand. As of December 31, 2005, the balance owned on the loan plus accrued interest amounted to $483,484.

(5) Loans to Related Party Companies

Loans to related party companies bear interest at a variable rate equivalent to the minimum rate allowed by the Israel Income Tax Ordinance (4% percent), are unsecured and are due, including principal and interest, on December 31, 2008. As of December 31, 2005, the loans consisted of the following:

                                                     2005
                                                 --------------

  Ben-Tsur Joseph Holdings Ltd.                      $ 175,459
  Elina Industries Ltd.                                 81,610
                                                 --------------

     Totals                                          $ 257,069
                                                 ==============

(6) Bank Indebtedness

Inrob Israel has various short-term loans and bank loan arrangements to fund its operations. As security for bank indebtedness, it has pledged and assigned to Israel Discount Bank all of its revenues from purchase orders with certain national government customers, as well as a second collateral position on all other receivables and assets.

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004

(7) Bank Loans and Other Debt

As of December 31, 2005, bank loans and other debt consisted of the following:

                                             2005
                                          ---------
Short-term Bank Loans:

Short-term loans, 5.75%-8.75% interest,
mature by December 8, 2006, secured       $ 242,538

Bank Loan #1:

Monthly payments including interest at
6.30% per annum, matures October 10,
2006, secured                                34,242

Bank Loan #2:

Monthly payments including interest
at 6.75% per annum, matures
February 27, 2008, secured                   51,406

Bank Loan #3:

Monthly payments including interest
at 6.17% per annum, matures
February 10, 2008, secured                   12,303

Bank Loan #4:
Monthly payments including interest
at 6.21% per annum, matures
June 2, 2007, secured                        35,433
                                          ---------

Totals                                      375,922

Less - Current portion                     (323,776)
                                          ---------

Total Bank Loans and Other Debt           $  52,146
                                          =========



Principal repayments of bank loans and other debt are as follows:

        2006                               $ 323,776
        2007                                  46,169
        2008                                   5,977
                                          ----------

     Totals                               $  375,922
                                          ==========

(8) Convertible Debentures

As of August 1, 2004, in connection with the conversion of the common stock equity investments of two shareholder entities (see Note 9), and the assignment of the rights and interests of such entities to a third-party entity, Inrob Israel issued a convertible debenture (the "Debenture") in the amount of $250,000. The Debenture carried an interest rate of ten (10) percent per annum, and was due on July 31, 2005, unless otherwise paid to the holder, or converted into shares of common stock. So long as Inrob Israel was not in default, the holder of the Debenture was to receive shares of common stock at a discount of fifty-five (55%) percent of the average closing bid price for the three days immediately prior to the receipt of the notice of conversion from the holder divided into the face amount of the Debenture plus accrued interest. The Debenture also provided that the maturity date may be extended to a date when Inrob Israel's common stock was publicly traded on a recognized stock exchange. As of July 31, 2005, Inrob Israel was in default under the terms of the Debenture, and could not repay the amount due. The Debenture was then assumed by Inrob Tech and converted into 10,114,285 shares of its publicly traded common stock. On November 30, 2005, accrued interest of $25,000 related to the Debenture was also satisfied by the issuance of 200,000 publicly traded shares of common stock.

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004

On July 21, 2005, Inrob Israel issued a convertible debenture (the "Second Debenture") in the amount of $575,000 to a third-party entity. The Second Debenture carried an interest rate of ten (10) percent per annum, and payments of principal and interest were due and payable as follows: (i) on or about October 1, 2005, $200,000; (ii) on or about December 1, 2005, $200,000; and,
(iii) on or about February 1, 2006, the remaining amount, including interest, of $232,500. So long as Inrob Israel was not in default, the holder of the Second Debenture was to receive shares of common stock at a discount of fifty-five (55%) percent of the average closing bid price for the three days immediately prior to the receipt of the notice of conversion from the holder divided into the face amount of the Second Debenture plus accrued interest. The amount of the Second Debenture was subsequently increased from $575,000 to $632,500. On September 13, 2005, the Second Debenture was in default for nonpayment. Thereafter, effective September 15, 2005, the Second Debenture obligation was assumed by Inrob Tech, and satisfied by the issuance of 21,035,715 publicly traded shares of common stock.

On September 30, 2005, the Company issued a convertible debenture (the "Third Debenture") in the amount of $42,500 to the same third-part entity that was the recipient of the Second Debenture. The Third Debenture carries an interest rate of ten (10) percent per annum, was due on November 30, 2005, and is convertible into 2,000,000 publicly traded shares of the Company's common stock. The due date of the Third Debenture was extended to April 30, 2006, by mutual agreement between the parties. As of December 31, 2005, accrued interest on the Third Debenture, amounting to $1,701, was reflected as a component of accrued liabilities in the accompanying balance sheet.

(9) Capital Stock

On January 5, 2005, a former Director and officer of Inrob Tech exercised 91,075 stock options to purchase a like number of shares of common stock for $0.439 per share, or $40,000. The value of the common stock was charged against notes payable, accrued interest and accrued compensation due to the former Director and officer. In addition, on February 21, 2005, the Board of Directors of Inrob Tech accepted the exercise of stock options by two parties to acquire 18,215 shares of common stock for $0.439 per share, or $8,000. The value of the common stock was charged against accrued compensation due to a former Director and officer.

In July 2005, the Company issued 602,806 shares of its common stock in satisfaction of certain accounts payable, accrued liabilities, accrued compensation and related taxes, and notes payable. The value of the obligations satisfied by issuance of common stock was $152,586.

On July 21, 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, President, sole Director and stockholder, 2,057,415 shares of common stock of the Company in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand.

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004

On July 21, 2005, Inrob Tech issued to a former Director and officer of the Company 350,000 shares of its common stock for prior services and the satisfaction of $40,000 of liabilities of the Company.

On July 21, 2005, the Company entered into a Stock Purchase Agreement with Inrob Israel, and issued 26,442,585 shares of its common stock (post reverse split) for all of the issued and outstanding capital stock of Inrob Israel (10,020 shares of common stock). At the same time, the Company effected a 10.98 for 1 reverse stock split of its common stock. Immediately following the completion of the Stock Purchase Agreement transaction, the Company had 29,999,995 shares of its common stock outstanding. At that time, Mr. Ben Tsur Joseph, the sole officer and Director of Inrob Israel, owned 28,500,000 shares of the Company's common stock, or 95 percent of the then issued and outstanding common stock of Inrob Tech, and had voting control. Through this process Inrob Israel is considered to have acquired Inrob Tech by a reverse merger. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Inrob Israel and Inrob Tech brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

Effective January 1, 2004, Inrob Israel issued 30,000,000 shares of common stock (post 100 for 1 stock split) to two unrelated entities as equity investors for consideration in the amount of $195,000. Thereafter, the Inrob Israel commenced a registration activity of such shares of its common stock on behalf of the two entities as selling shareholders on a Form F-1 Registration Statement with the SEC. The proceeds from the issuance of common stock were used to pay legal and other professional fees and expenses associated with the Inrob Israel's common stock registration activities with the SEC. The registration activity continued through December 31, 2004, and into the year 2005. In early 2005, management decided not to complete the registration of the common stock of the selling shareholders with the SEC, and withdrew its registration statement on July 28, 2005. As of August 1, 2004, Inrob Israel notified the two investors that it was converting their equity investment in common stock into the Debenture. The two shareholder entities immediately assigned their rights and interests in the Debenture to a third-party entity. Inrob Israel canceled the 100 for 1 stock split and the issuance of the 30,000,000 shares of its common stock.

In March 2005, Ben-Tsur Joseph, as President and a Director of Inrob Israel, entered into an agreement to purchase 5,010 shares of common stock, or fifty (50%) percent of the total outstanding common stock of that company, from Itshak Hamami, the other Director of the Inrob Israel. Thereafter, Mr. Joseph owned 100 percent of the issued and outstanding shares of common stock of the Inrob Israel and became the sole Director and officer of that company.

(10) Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Staff Position (`FSP") No. 46R-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December
2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005, in accordance with the transition provisions of FIN 46 (revised 2003), "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in: (a) more consistent recognition of liabilities relating to asset retirement obligations; (b) more information about expected future cash outflows associated with those obligations; and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on the future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of the interpretation is encouraged. The Company does not believe that the adoption of FIN 47 will have a material effect on its financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior period financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS No. 154 will have a material effect on its financial position or results of operations.

(11)     Related Party Transactions

The Company recovered administrative costs amounting to $10,200 and $26,113, respectively, during the periods ended December 31, 2005, and 2004 from related party entities.

Inrob Israel entered into a management agreement with a Director and officer on October 1, 2003, which was subsequently extended as to its commencement date to May 1, 2005. Other terms and conditions related to equipment usage commenced with the original date of the agreement. Under the terms of the agreement, the Company is obligated to pay $15,000 per month during the first year and $20,000 per month thereafter for management fees. For the year ended December 31, 2005, the Company accrued $120,000 under the management agreement. The Director and officer has agreed that he will not demand that the Company pay to him any accrued amounts related to the management agreement until the end of calendar year 2006. The management agreement does not have a specific completion date, but may be terminated by either party on written notice of three months.

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004

As described in Note 9 above, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, its President, Director and sole stockholder, 2,057,415 shares of common stock of Inrob Tech in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand.

During the year ended December 31, 2005, Mr. Ben-Tsur Joseph, President and Director of the Company, loaned $82,421 to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no terms for repayment.

(12) Research and Development

Costs incurred under the contractual arrangements are deferred and recognized as cost of good sold upon completion of the contract. For the years ended December 31, 2005, and 2004, research and development costs in the amount of $78,508, and $76,431, respectively, were included in cost of goods sold in the accompanying financial statements.

(13) Income Taxes

The provision (benefit) for income tax for the periods ended December 31, 2005, and 2004, were as follows (assuming a 34% effective tax rate):

                                             2005         2004
                                           ---------    ---------
Current Tax Provision:
       Federal-
         Taxable income                    $  14,057    $  12,619
                                           ---------    ---------

            Total current tax provision    $  14,057    $  12,619
                                           =========    =========

Deferred Tax Provision:
       Federal-
         Loss carryforwards                  (32,400)     118,600
         Change in valuation allowance        32,400     (118,600)
                                           ---------    ---------

            Total deferred tax provision   $      --    $      --
                                           =========    =========

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, AND 2004

The Company had deferred income tax assets as of December 31, 2005, and 2004, as follows:


                                     2005         2004
                                   ---------    ---------
Loss carryforwards                 $ 165,400    $ 197,800
Less - Valuation allowance          (165,400)    (197,800)
                                   ---------    ---------

   Total net deferred tax assets   $      --    $      --
                                   =========    =========

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2005, and 2004, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2005, the Company had approximately $486,500 in tax loss carryforwards that can be utilized in future periods to reduce taxable income.

(14) Commitments and Contingencies

As of December 31, 2005, the Company had letters of guarantee totaling $42,465, in favor of two customers, guaranteeing the completion of certain projects. The letters of guarantee are secured by a general security guarantee with two banks.

The Company is committed to vehicle lease obligations, under operating lease agreements, with various expiration dates through 2006. Future minimum annual lease payments (exclusive of taxes, insurance and maintenance costs) under the leases are approximately $1,000 for the year.

For the year ended December 31, 2005, the Company was a party to a lease agreement in Israel for its premises which expired in January, 2006. In 2006, the Company entered into a new one-year lease agreement, with an option to extend the agreement for an additional year. The Company may terminate the lease agreement upon 60-days notice. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under the lease are approximately $91,935 for the calendar year 2006.

The Company also entered into two sublease agreements for its leased premises in Israel which expired on December 31, 2005, under which it received approximately $31,350 for the year. Subsequent to December 31, 2005, the sublease agreements continued on a month-to-month basis, and the Company intends to execute new sublease agreements with its tenants in 2006.

(15) Significant Customers

For the years ended December 31, 2005, and 2004, the Company had certain customers that accounted for more that ten (10) percent of total revenues, as follows:

               2005       2004
             --------   --------

Customer A   $610,579   $630,237
Customer B         --    168,613
Customer C    168,681    149,661