Form 10QSB
period 2006-03-31
Inrob Tech Ltd.
filed 2006-05-15
CIK 793595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-QSB
                           --------------------------

     Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934 For the quarterly period ended: March 31, 2006

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

                          1515 Tropicana Ave, Suite 140
                               Las Vegas NV 89119
                                  702-795-3601
                    (Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                      61,350,180
(Class)                                   (Outstanding as of May 10, 2006)

                                 Inrob Tech Ltd
                                   Form 10-QSB
                                 March 31, 2006

                                      Index

Part I - FINANCIAL INFORMATION                                              Page

Item 1. Financial Statements (Unaudited)                                       3

        Balance Sheet                                                        F-2

        Statements of Operations and Comprehensive Income                    F-3

        Statements of Cash Flows                                             F-4

        Notes on Condensed Financial Information                             F-6

Item 2  Management's Discussion and Analysis or Plan of Operation              4

Item 3  Control and Procedures                                                13

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     14

Item 2. Changes in Securities                                                 14

Item 3. Defaults Upon Senior Securities                                       14

Item 4. Submission Of Matters To A Vote of Security Holders                   14

Item 5. Other Information                                                     14

Item 6. Exhibits and Reports on Form 8 -K                                     14

Signatures                                                                    15

Certifications                                                                16

                          Part I: Financial Information

Item 1. Financial Statements

                                 INROB TECH LTD.

                      INDEX TO INTERIM FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                  (Unaudited)


Financial Statements-

    Balance Sheet as of March 31, 2006 ......................................F-2

    Statements of Operations and Comprehensive Income for the
         Three Months Ended March 31, 2006, and 2005 ...................... .F-3

    Statements of Cash Flows for the Three Months Ended
         March 31, 2006, and 2005 ...........................................F-4

    Notes to Financial Statements March 31, 2006, and 2005 ..................F-6

                                 INROB TECH LTD.
                             BALANCE SHEET (NOTE 2)
                              AS OF MARCH 31, 2006
                                   (Unaudited)

                          ASSETS
                                                                        2006
                                                                    -----------
Current Assets:
    Cash and cash equivalents                                       $        --
    Accounts Receivable-
       Trade                                                            317,113
       Employees and other                                               15,168
       Less - Allowance for doubtful accounts                                --
    Inventories                                                         511,722
    Cost of uncompleted contracts in excess of billings                 182,409
    Prepaid expenses                                                      1,500
                                                                    -----------
       Total current assets                                           1,027,912
                                                                    -----------

Property and Equipment:
    Office and computer equipment                                        53,830
    Furniture and fixtures                                               69,390
    Vehicles                                                            312,419
                                                                    -----------
                                                                        435,639
    Less - Accumulated depreciation                                    (218,242)
                                                                    -----------
       Net property and equipment                                       217,397
                                                                    -----------

Other Assets:
    Deposits                                                              1,943
    Loan receivable - Director and stockholder                          488,169
    Loans to related party companies                                    256,959
                                                                    -----------
       Total other assets                                               747,071
                                                                    -----------
Total Assets                                                         $1,992,380
                                                                    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Bank overdrafts                                                     $78,647
    Bank loans and other debt, current portion                          291,130
    Convertible debenture                                                42,500
    Accounts payable - Trade                                            244,674
    Due to related party - Director and stockholder                      74,854
    Due to related party - Investor group                                81,500
    Accrued liabilities                                                 313,639
    Reserve for estimated loss on contract                               49,609
    Deferred revenue                                                    281,142
    Income taxes payable                                                 27,165
                                                                    -----------
       Total current liabilities                                      1,484,860
                                                                    -----------

Long-term Debt, less current portion:
    Bank loans and other debt                                            49,999
                                                                    -----------
       Total long-term debt                                              49,999
                                                                    -----------
       Total liabilities                                              1,534,859
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, par value $.001 per share;
       20,000,000 shares authorized; no shares
       issued and outstanding                                                --
    Capital stock, par value $.001 per share;
       80,000,000 shares authorized; 61,350,180
       shares issued and outstanding                                     61,350
    Additional paid-in capital                                          852,568
    Accumulated other comprehensive income                              (16,745)
    Accumulated (deficit)                                              (439,652)
                                                                    -----------

       Total stockholders' equity                                       457,521
                                                                    -----------

Total Liabilities and Stockholders' Equity                           $1,992,380
                                                                    ===========

                 The accompanying notes to financial statements
                   are an integral part of this balance sheet.

                                 INROB TECH LTD.
                          STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (NOTE 2)
               FOR THE THREE-MONTHS ENDED MARCH 31, 2006, AND 2005
                                   (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
Revenues:
     Services                                          $450,834        $519,477
     Product sales                                      115,390          83,500
                                                   ------------    ------------
         Total revenues                                 566,224         602,977
                                                   ------------    ------------

Cost of Goods Sold:
     Services                                           274,608         311,871
     Product sales                                       52,093          36,031
                                                   ------------    ------------
         Total cost of goods sold                       326,701         347,902
                                                   ------------    ------------
Gross Profit                                            239,523         255,075
                                                   ------------    ------------

Expenses:
     General and administrative                         189,008          34,184
                                                   ------------    ------------
         Total general and administrative expenses      189,008          34,184
                                                   ------------    ------------
Income from Operations                                   50,515         220,891

Other Income (Expense):
     Interest income                                     14,604              47
     Interest (expense)                                 (10,515)        (26,697)
                                                   ------------    ------------
         Total other income (expense)                     4,089         (26,650)
                                                   ------------    ------------
Income before Income Taxes                               54,604         194,241
Provision for income taxes                               (7,726)         (6,018)
                                                   ------------    ------------
Net Income                                               46,878         188,223
                                                   ------------    ------------

Comprehensive Income:
     Israeli currency translation                       (20,514)         (8,282)
                                                   ------------    ------------
Total Comprehensive Income                              $26,364        $179,941
                                                   ============    ============

Earnings Per Common Share:
     Earnings per common share - Basic and Diluted        $0.00           $0.01
                                                   ============    ============

Weighted Average Number of Common Shares
     Outstanding - Basic and Diluted                 61,350,180      26,974,190
                                                   ============    ============

               The accompanying notes to financial statements are
                      an integral part of these statements.

                                 INROB TECH LTD.
                        STATEMENTS OF CASH FLOWS (NOTE 2)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006, AND 2005
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                           ----------------------
                                                                              2006         2005
                                                                           ---------    ---------
Operating Activities:
    Net income                                                              $46,878     $188,223
     Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
        Depreciation and amortization                                          8,769       13,056
        Reserve for loss on contract                                            (488)      19,847
          Changes in net assets and liabilities-
            Accounts receivable                                              (10,749)     (72,380)
            Inventories                                                      (34,415)     (12,817)
            Cost of uncompleted contracts in excess of billings                7,574      (70,040)
            Prepaid expenses and deposits                                     13,644        8,113
            Accounts payable - trade                                         (32,843)     340,617
            Accrued liabilities                                               77,688     (128,526)
            Billings on uncompleted contracts in excess of related costs      (1,003)      28,232
            Deferred revenue                                                (143,354)    (147,959)
            Income taxes payable                                               7,018        5,473
                                                                           ---------    ---------
Net Cash Provided by (Used in) Operating Activities                          (61,281)     171,839
                                                                           ---------    ---------
Investing Activities:
     Purchases of and adjustments to property and equipment                    8,944       (5,801)
                                                                           ---------    ---------
Net Cash Provided by (Used in) Investing Activities                            8,944       (5,801)
                                                                           ---------    ---------
Financing Activities:
     (Decrease) in long-term debt                                            (34,793)     (34,124)
     Proceeds from (offset to) bank overdrafts                                38,286       (8,397)
     Deferred offering costs                                                      --     (210,572)
     Loan receivable - Director and stockholder                               (4,685)      37,330
     Payments on Loan - Director and stockholder                              (7,567)          --
     Due to related party - Investor group                                    81,500           --
     Loans from related party companies                                          110       58,007
                                                                           ---------    ---------
Net Cash Provided by (Used in) Financing Activities                           72,851     (157,756)
                                                                           ---------    ---------
Effect of Exchange Rate Changes on Cash                                      (20,514)      (8,282)
                                                                           ---------    ---------
Net Increase (Decrease) in Cash                                                   --           --
Cash - Beginning of Period                                                        --           --
                                                                           ---------    ---------
Cash - End of Period                                                       $      --    $      --
                                                                           =========    =========

               The accompanying notes to financial statements are
                      an integral part of these statements.

                                 INROB TECH LTD.
                        STATEMENTS OF CASH FLOWS (NOTE 2)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006, AND 2005
                                   (Unaudited)

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
          Interest                                    $ 9,452    $20,531
                                                     ========   ========
          Income taxes                                $   708    $   545
                                                     ========   ========

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

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)

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

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)

Given that Inrob Israel is considered to have acquired Inrob Tech by a reverse merger through a Stock Purchase Agreement, and its sole stockholder currently has voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of March 31, 2006, and the operations for the periods ended March 31, 2006, and 2005, of Inrob Israel under the name of Inrob Tech Ltd. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Inrob Israel and Inrob Tech brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

      Unaudited Interim Financial Statements

The interim financial statements as of March 31, 2006, and for the periods ended March 31, 2006, and 2005, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2006, and the results of its operations and its cash flows for the periods ended March 31, 2006, and 2005. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2006. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to Inrob Tech Ltd.'s audited financial statements contained in its Annual Report on Form 10-KSB as of December 31, 2005, for additional information, including significant accounting policies.

      Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

      Restricted Cash

The Company maintains restricted cash as funds designated for specific purposes or for compliance with terms of contractual agreements. As of March 31, 2006, $255,069 was pledged as collateral against certain bank loans, and offset against bank overdrafts for financial reporting purposes.

      Accounts Receivable

Accounts receivable consist of amounts due from customers, employees and related parties. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of March 31, 2006, no allowance for doubtful accounts was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)

      Revenue Recognition

The Company generates revenues from product sales and maintenance service contracts.

Revenues from product sales are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB No. 104") and Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Revenue is recognized when delivery has occurred provided there is persuasive evidence of an agreement, acceptance tests results have been approved by the customer, the fee is fixed or determinable and collection of the related receivable is probable. Customers are billed, according to individual agreements, upon completion of the contract. All product costs are deferred and recognized on completion of the contract and customer acceptance. A provision is made for the amount of any expected loss on a contract at the time in is known. As of March 31, 2006, the Company had a reserve for estimated loss on a contract in the amount of $49,609.

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

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)

      Earnings Per Common Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

      Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

      Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred. For the three months ended March 31, 2006, and 2005, advertising and promotion costs amounted to $81,864 and $11,270, respectively.

      Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the periods ended March 31, 2006, and 2005, the only components of comprehensive income were the net income for the periods, and the foreign currency translation adjustments.

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

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)

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

      Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2006, the Company did not have any financial instruments requiring the estimate of fair value.

      Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2006, and revenues and expenses for the periods ended March 31, 2006, and 2005. Actual results could differ from those estimates made by management.

(2)   Going Concern

During the period ended March 31, 2006, and subsequent thereto, Inrob Tech continued its operations, and through the latter part of July 2005, its common stock registration activities. Subsequent to July 21, 2005, the effective date of the reverse merger between Inrob Tech and Inrob Israel, Inrob Israel withdrew its Registration Statement on Form F-1 with the SEC, and the Company pursued its operations, bank overdraft and debt reduction activities with the proceeds provided from convertible debentures.

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses, had negative working capital as of March 31, 2006, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)   Inventories

As of March 31, 2006, inventories consisted of the following:

                                             2006
                                           --------

                        Work in progress   $470,721
                        Materials            41,001
                                           --------

                           Total           $511,722
                                           ========

(4)   Loan Receivable - Director and Stockholder

As discussed in Note 8, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, President, sole Director and stockholder, 2,057,415 shares of common stock of Inrob Tech in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand. As of March 31, 2006, the balance owned on the loan plus accrued interest amounted to $488,169.

(5)   Loans to Related Party Companies

Loans to related party companies bear interest at a variable rate equivalent to the minimum rate allowed by the Israel Income Tax Ordinance (4% percent), are unsecured and are due, including principal and interest, on December 31, 2008. As of March 31, 2006, the loans consisted of the following:

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)


                                                          2006
                                                        --------

                        Ben-Tsur Joseph Holdings Ltd.   $194,233
                        Elina Industries Ltd.             62,726
                                                        --------

                           Totals                       $256,959
                                                        ========

(6)   Bank Indebtedness

The Company has various short-term loans and bank loan arrangements to fund its operations. As security for bank indebtedness, it has pledged and assigned to Israel Discount Bank all of its revenues from purchase orders with certain national government customers, as well as a second collateral position on all other receivables and assets.

(7)   Convertible Debentures

As of August 1, 2004, in connection with the conversion of the common stock equity investments of two shareholder entities (see Note 8), and the assignment of the rights and interests of such entities to a third-party entity, Inrob Israel issued a convertible debenture (the "Debenture") in the amount of $250,000. The Debenture carried an interest rate of ten (10) percent per annum, and was due on July 31, 2005, unless otherwise paid to the holder, or converted into shares of common stock. So long as Inrob Israel was not in default, the holder of the Debenture was to receive shares of common stock at a discount of fifty-five (55%) percent of the average closing bid price for the three days immediately prior to the receipt of the notice of conversion from the holder divided into the face amount of the Debenture plus accrued interest. The Debenture also provided that the maturity date may be extended to a date when Inrob Israel's common stock was publicly traded on a recognized stock exchange. As of July 31, 2005, Inrob Israel was in default under the terms of the Debenture, and could not repay the amount due. The Debenture was then assumed by Inrob Tech and converted into 10,114,285 shares of its publicly traded common stock. On November 30, 2005, accrued interest of $25,000 related to the Debenture was also satisfied by the issuance of 200,000 publicly traded shares of common stock.

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

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)

On September 30, 2005, the Company issued a convertible debenture (the "Third Debenture") in the amount of $42,500 to the same third-party entity that was the recipient of the Second Debenture. The Third Debenture carries an interest rate of ten (10) percent per annum, was due on November 30, 2005, and is convertible into 2,000,000 publicly traded shares of the Company's common stock. The due date of the Third Debenture was extended to April 30, 2006, by mutual agreement between the parties. The Company plans to seek a second extension of the due date of the Third Debenture to August 31, 2006, with the consent of the third-party entity, and potentially change certain terms and conditions of the debt arrangement. As of March 31, 2006, accrued interest on the Third Debenture, amounting to $2,134, was reflected as a component of accrued liabilities in the accompanying balance sheet.

(8)   Capital Stock

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

On July 21, 2005, the Company entered into a Stock Purchase Agreement with Inrob Israel, and issued 26,442,585 shares of its common stock (post reverse split) for all of the issued and outstanding capital stock of Inrob Israel (10,020 shares of common stock). At the same time, the Company effected a 10.98 for 1 reverse stock split of its common stock. Immediately following the completion of the Stock Purchase Agreement transaction, the Company had 29,999,995 shares of its common stock outstanding. At that time, Ben Tsur Joseph, the sole officer and Director of Inrob Israel, owned 28,500,000 shares of the Company's common stock, or 95 percent of the then issued and outstanding common stock of Inrob Tech, and had voting control. Through this process Inrob Israel is considered to have acquired Inrob Tech by a reverse merger. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Inrob Israel and Inrob Tech brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

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

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)

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

(9)   Recent Accounting Pronouncements

In July 2005, the Financial Accounting Standards Board ("FASB") issued an exposure draft of a proposed interpretation, "Accounting for Uncertain Tax Positions - an Interpretation of SFAS Statement No. 109," ("SFAS No. 109"). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines "probable" as it is defined in SFAS No. 5, "Accounting for Contingencies." The FASB has not established an effective date for the interpretation. The Company is currently reviewing the effect, if any, that the proposed guidance would have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," ("SFAS No. 155"). This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," ("SFAS No. 156"), which amends SFAS No. 140," Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

(10)  Related Party Transactions

Inrob Israel entered into a management agreement with a Director and officer on October 1, 2003, which was subsequently extended as to its commencement date to May 1, 2005. Other terms and conditions related to equipment usage commenced with the original date of the agreement. Under the terms of the agreement, the Company is obligated to pay $15,000 per month during the first year and $20,000 per month thereafter for management fees. For the three months ended March 31, 2006, and 2005, the Company accrued $45,000 and $0, respectively under the management agreement. The Director and officer has agreed that he will not demand that the Company pay to him any accrued amounts related to the management agreement until the end of calendar year 2006. The management agreement does not have a specific completion date, but may be terminated by either party on written notice of three months.

As described in Note 8 above, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, its President, Director and sole stockholder, 2,057,415 shares of common stock of Inrob Tech in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand.

As of March 31, 2006, Mr. Ben-Tsur Joseph, President and Director of the Company, loaned $74,854 to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no terms for repayment.

(11)  Commitments and Contingencies

For the year ended December 31, 2005, the Company was a party to a lease agreement in Israel for its premises which expired in January, 2006. In 2006, the Company entered into a new one-year lease agreement, with an option to extend the agreement for an additional year. The Company may terminate the lease agreement upon 60-days notice. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under the lease are approximately $68,950 for the remainder of the calendar year 2006.

                                 INROB TECH LTD.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)

The Company also entered into two sublease agreements for its leased premises in Israel which expired on December 31, 2005, under which it received approximately $31,350 for the year. Subsequent to December 31, 2005, the sublease agreements continued on a month-to-month basis, and the Company intends to execute new sublease agreements with its tenants in 2006.

In December 2005, the Company entered into an agreement for securing capital financing, and services related to stockholder relations and introductory services to market makers with an unrelated entity. The terms of the agreement required a payment of $50,000 at the commencement of the services which began in January 2006, and $10,000 per month thereafter for a period six months. For the period ended March 31, 2006, the Company paid $70,000 for services related to the agreement. Funding for the agreement was provided by an advance from a related party investor group.

In February 2006, the Company entered into an agreement with MoneyTV for certain media services related to the promotion of the Company on an international level. The agreement required the payment of a fee of $11,500 for such services. Funding for the agreement was provided by an advance from a related party investor group.

Item 2. Management's Discussion and Analysis or Plan of Operations.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our unaudited interim financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results, and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

General

On July 15, 2003, Beeper Plus, Inc. changed its name to Western Gaming Corporation. Western Gaming Corporation (the "Company" or "WGC"), a Nevada corporation, was incorporated on March 25, 1986, and has its corporate headquarters at 1515 E. Tropicana Ave, #140, Las Vegas, NV, 89119. WGC was in the business of collecting, organizing and disseminating timely sports information through wireless services to individual and corporate customers throughout the United States, Canada and the Caribbean, as well as news information through a network of resellers. While the Company maintained its corporate name, Beeper Plus, Inc., we entered into a Purchase and Sale transaction on March 19, 2001, which became effective as of April 1, 2001. At that time, we sold the paging business known as The Sports Page and Score Page to BeepMe, a third-party vendor and our creditor. As a consequence of the sale of our paging business, we ceased business operations in the paging business. On July 21, 2005, we entered into a Stock Purchase Agreement, and completed a reverse merger with Inrob Ltd., an Israeli engineering firm providing cost-efficient solutions for organizations to outsource maintenance of critical and sophisticated equipment. We provide engineering products and services for the maintenance of critical and sophisticated equipment, and the integration and production of advanced wireless control solutions for unmanned ground vehicle ("UGV") robots. The remote control systems of the Company are the "brains" for many UGV solutions.

Competition

Our competitors include several large, integrated defense contractors (e.g. Northrop Grumman, Lockheed Martin, Elbit, El-Op, Israel Aircraft Industries, and Israel Military Industries). These companies have significantly greater financial, technical and human resources than we do, as well as a wider range of products than we have. In addition, many of our competitors have much greater experience in marketing their products, as well as more established relationships with our target government customers. Our competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. As a result, we may have difficulty maintaining our market share.

Intellectual Property

We do not have any patents, trademarks or any other protection over our intellectual property. All of our intellectual property is "know how" and not original proprietary intellectual property. As such, it and cannot be protected by patent or trademark. In addition, we do not have confidentiality agreements with any of our employees or suppliers with respect to our intellectual property. The theft or unauthorized use of our intellectual property is not sufficiently provided for, and our intellectual property is extremely susceptible to theft or unauthorized use. Any theft or unauthorized use of our intellectual property could materially adversely affect our operations.

Employees

As of March 31, 2006, we had 19 employees, as follows:

                         Number of Employees
--------------------------------------------
Management                       3
Marketing/Sales                  1
Service                          5
Sound/Service Projects           6
Production/Products              4


There is currently a collective agreement signed between the labor federation and the industry union in Israel which applies on the employees of Inrob Ltd. under an expansion order. We believe that our employee relations are good.

General Information

We are a SEC reporting company and file our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. We file these reports electronically with the SEC. The SEC maintains an Internet site at "http://www.sec.gov/" that contains these reports, any proxy and information statements, and other information that we are required to file. Go to the EDGAR link for company filings. A copy of this report or any of our reports is available without charge upon request by contacting our corporate office.

On July 21, 2005, we entered into a Stock Purchase Agreement with the sole shareholder of Inrob Ltd., Ben Tsur Joseph, whereby all of the issued and outstanding shares of Inrob Ltd. were acquired by us for a total of 26,442,585 shares of common stock, issued after the reverse split of the common stock at the rate of 10.98 shares of old common stock for each one share of new common stock. As part of the reverse merger 2,057,415 shares of our common stock were purchased by Inrob Ltd on behalf of Mr. Joseph. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Ltd. whereby Inrob Ltd. transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech Ltd. in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000.

The shares issued to Mr. Joseph, together with the shares issued to Inrob Ltd. in the reverse merger, gave Mr. Joseph, at the time of the transaction, control over approximately 95% of the then issued and outstanding shares of the common stock immediately after the effectiveness of the reverse split.

As part of the transaction with Mr. Joseph, Mr. Frank DeRenzo, former President and former controlling shareholder of the Company, received a total of 350,000 shares of post reverse common stock for consultancy services provided in the past.

The name of our Company was changed to Inrob Tech Ltd. effective September 1, 2005.

PLAN OF OPERATIONS

Our operating subsidiary is Inrob Ltd. ("Inrob Israel"). Inrob Israel was established in 1988 as an Israeli engineering firm providing cost-efficient solutions for organizations to outsource maintenance of critical and sophisticated equipment. We now provide maintenance support for industrial electronic, electro-mechanical, optical and other scientific equipment, mainly to customers in the defense industry.

Inrob Israel and its management team have built it operations on this engineering experience and expanded customer base. In 1992, a second area of operations was added. Today, on top of our maintenance and support services, we develop, integrate and produce advanced wireless control solutions for unmanned ground vehicle ("UGV") robots. Our remote control systems are the "brains" for many UGV solutions.

The current nature of Israel's security situation, coupled with our close work with the Israel Defense Forces ("IDF") and the Israeli police, has helped us gain extensive experience in a wide range of military and law enforcement UGV applications and control solutions. We have the ability to provide fast and reliable solutions to meet the immediate operational needs of front-line IDF units as they arise. We recently began targeting the civilian applications market, which includes dangerous tasks such as nuclear plant maintenance, inspection and decommissioning, the demolition industry, firefighting and rescue services.

Our UGV solutions include:

      o     Remote control systems (the "brains" of any robot)
      o     Complete robot systems
      o     Customized solutions

We are certified to design, manufacture and maintain electronic, optical and electro-mechanical equipment, and are a certified supplier to the Israel Defense Forces and the Israeli Air Force. We have also been issued a certificate from the Israeli Air Force stating that our quality system is approved to perform Inspection of products and services supplied to the Israeli Air Force.

The principal office of our subsidiary is 2 Haprat Street, Yavne, Israel. Our telephone number is +972 8 9324 333.

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

WE ARE DEPENDENT ON OUR MEMBERS OF MANAGEMENT AND CERTAIN KEY PERSONNEL, AND IF WE LOSE THOSE PERSONNEL, OUR BUSINESS COULD FAIL.

Our future success depends, in significant part, upon the continued service of our senior management team, specifically Nissim Halabi and Ben-Tsur Joseph. We do not have employment or non-competition agreements with any members of management. The loss of any of our members of management could have a material adverse affect on our business, specifically the loss of Nissim Halabi, who has spent a considerable amount of time researching and developing the idea for the outsourcing and maintenance of critical and sophisticated equipment. In addition, we have several other key employees in our engineering and development department, and maintenance and service departments, with whom we do not have employment agreements. The loss of any of our key employees could have a material adverse affect on our operations. We do not maintain key man life insurance on any of our personnel. Our future success also depends on our continuing ability to attract and retain highly qualified personnel. Competition for such personnel is intense, and we may experience difficulties in attracting the required number of such individuals. If we are unable to hire and retain personnel in key positions, our business could fail.

IF WE CANNOT MAINTAIN OUR CURRENT RELATIONSHIP WITH A.R.T.S. LTD. OUR OPERATIONS WOULD BE MATERIALLY ADVERSELY AFFECTED.

One of our main sub-contractors, A.R.T.S. Ltd., provides critical research and development, and production services to us. During the past 10 years, A.R.T.S. Ltd. has developed for us most of the software required for our robot related activities. We do not have an agreement with A.R.T.S. Ltd. for the provision of their services to us, and cannot be assured that we will be able to maintain our relationship with them. If our relationship with A.R.T.S. Ltd. should cease, the interruption to our research and development activities and production operations would be harmful to our business, and may require a long period of time to establish relationships with new partners with the required level of know-how and expertise. We currently know of several wireless communications software companies, both in Israel and worldwide, capable of providing us with the same services we currently outsource to A.R.T.S. Ltd.

As we are a technology based company we are required to update our technology and knowledge base on a regular basis. We are also a relatively small company, and have never made the quantitative distinction between our R&D expenses and any other expenses. Thus we are not able to assess the amount of funds we have paid for R&D over the years, nor are we able to assess the financial effects a break up with A.R.T.S. Ltd. may have on our business.

IF WE DO NOT MAINTAIN OUR ACKNOWLEDGED SUPPLIER STATUS WITH THE ISRAELI MINISTRY OF DEFENSE ("M.O.D.") OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

We currently maintain the status of an acknowledged supplier to the Israeli Ministry of Defense and have top security clearance. Acknowledged supplier status allows us to provide services to the Israeli Ministry of Defense and the Israeli Defense Forces (i.e. Army, Navy and Air Force), which comprise a significant portion of our quarterly and annual revenues. If we are unable to maintain the acknowledged supplier status, our business and results of operations may be materially adversely affected.

OUR INTELLECTUAL PROPERTY IS UNPROTECTED, AND IS SUSCEPTIBLE TO PIRACY.

We do not have any patents, trademarks, or any other protection over our intellectual property. All of our intellectual property is "know how" and not original proprietary intellectual property. As such, it cannot be protected by patent or trademark. In addition, we do not have confidentiality agreements with any of our employees or suppliers with respect to our intellectual property. The theft or unauthorized use of our intellectual property is not sufficiently provided for, and our intellectual property is extremely susceptible to theft or unauthorized use. Any theft or unauthorized use of our intellectual property could materially adversely affect our operations.

WE WILL NEED ADDITIONAL WORKING CAPITAL TO FINANCE OUR BUSINESS PLAN, AND SUCH FINANCING MAY BE UNAVAILABLE OR TOO COSTLY.

In order to continue our business plan, we will need to secure financing in the future. Our ability to secure financing and allocate sufficient funds required to support our marketing activity may be difficult. Additional financing may not be available on favorable terms, if at all. If we raise additional funds by selling our equity securities, the percentage ownership of our then current stockholders will be reduced. There can be no assurance that we will be able to raise additional funds on acceptable terms, if at all. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

Our competitors include several large, integrated defense contractors (e.g. Northrop Grumman, Lockheed Martin, Elbit, El-Op, Israel Aircraft Industries, and Israel Military Industries). These companies have significantly greater financial, technical and human resources than we do, as well as a wider range of products than we have. In addition, many of our competitors have much greater experience in marketing their products, as well as more established relationships with our target government customers. Our competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. As a result, we may have difficulty maintaining our market share.

ANY SIGNIFICANT DELAY IN COLLECTING OUTSTANDING RECEIVABLES FROM ISRAEL'S MINISTRY OF DEFENSE COULD ADVERSELY AFFECT OUR ABILITY TO CONDUCT OUR BUSINESS.

Israel's Ministry of Defense is one of our significant customers and comprises a significant portion of our accounts receivable at many times. The M.O.D.'s conventional payment terms are current month + 90 days. In the past we have experienced significant delays in payment from the M.O.D. (up to current payment + 150 days), and any future delays could adversely affect our cash flow and ability to operate our business. These delays are mostly due to the M.O.D.'s budget volatility, its general supplier payment policies, and public workers' strikes.

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

WE CURRENTLY OPERATE WITHOUT A VALID BUSINESS LICENSE

Under Israeli law, we are obliged to obtain and sustain a business license when doing business. We are currently operating without such a license. Under Israeli law such actions may lead to the court fining the Company or even ordering the imprisonment (the maximum sentence is 18 months) of officers of the Company. Furthermore, we may be fined or even ordered to close our business premises until obtaining the required license. We do not believe that our business or future prospects have been materially, adversely affected by our present lack of a license, but are nonetheless, currently seeking to secure a business license.

We do not know whether our clients are aware of us operating without a valid business license, and do not believe them knowing of such would materially adversely affect our business with them. Nonetheless, should the relevant authorities prosecute us or our officers for doing business without the necessary business license, such prosecutions could materially impair our ability to maintain and/or conduct our business.

IF OUR EMPLOYEES' ENTITLEMENTS DO NOT COMPLY WITH ISRAELI LAW, WE MAY HAVE TO PAY ADDITIONAL COMPENSATION TO OUR EMPLOYEES

Terms of employment for our employees are individually negotiated with each and every employee. The relationship between the parties, their rights and mutual duties are determined solely on the basis of the verbal agreements reached after these negotiations.

As we have a good overall relationship with our employees, it is common practice for us to amicably settle all debts between the parties upon the termination of the employees' term with us. We have never made an active effort to ascertain whether or not workers may be entitled to such termination payments, benefits or advantages, nor have we ever made an active effort to ascertain what such payments, benefits or advantages might be.

We have no knowledge as to whether we adhere to the aforementioned legal requirements. Should an authorized court determine that we do not adhere to the said requirements, we may be responsible to pay damages that could adversely affect the results of our operations.

Inflation

The amounts presented in our interim financial statements do not provide for the effect of inflation on our operations or our financial position. Amounts shown for machinery, equipment and vehicles, and for certain costs and expenses reflect historical cost and do not necessarily represent replacement cost. The income and expenses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

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

Anti-Takeover Provisions

We do not currently have a shareholders' rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors. At the present time, a large percentage of our shares are owned by a single shareholder, our Chairman and Chief Executive Officer, Ben-Tsur Joseph. This would make any takeover attempt difficult.

Reports to Security Holders

Under the securities laws of Nevada, we are not required to deliver an annual report to our stockholders, but we intend to send an annual report to our stockholders.

Results of Operations:

Three Months Ended March 31, 2006 v. Three Months Ended March 31, 2005.

For the three months ended March 31, 2006, revenues of the Company amounted to $566,224, which represented a decrease of $36,753, or 6.1% overall, from revenues of $602,977 realized for the same period in 2005. Services revenues decreased $68,643, or 13.2%, to 450,834, while product sales increased $31,890, or 38.2%, to $115,390 when compared to the same period in 2005.

Cost of goods sold amounted to $326,701 for the 2006 quarterly period, which represented a decrease of $21,201 or 6.1%, when compared to cost of goods sold of $347,902 for the same period in 2005. Gross profit for the quarterly period in 2006 decreased by $15,552, or 6.1% to $239,523 when compared to $255,075 for the same period in 2005.

General and administrative expenses increased $154,824, or 453% to $189,008 for the quarter ended March 31, 2006, when compared to $34,184 for the same period in 2005. The overall increase was primarily related to increases in management salaries and wages, and advertising and promotional fees which amounted to $73,964 and $81,864, respectively.

Net income for the quarter ended March 31, 2006, decreased by $141,345, or 75%, when compared to net income of $188,223 for the same quarter in 2005. The reason for the decrease was primarily related to the decrease in revenues, and the increase in general and administrative expenses described above. Earnings per share decreased $0.01 per share to $0.00 per share for the quarter ended March 31, 2006, compared to the same period in 2005.

The weighted average number of common shares outstanding increased from 26,974,190 in 2005 to 61,350,180 in 2006 as a result of the common stock transactions completed by the Company in the latter part of the 2005 year.

Liquidity and Financial Resources:

During the three months ended March 31, 2006, net cash used in operating activities was $61,281, when compared to net cash provided by operating activities of $171,839 for the same period in 2005. The decrease was primarily related to the decrease in net income for the period and changes in accounts receivable - trade. Net cash provided by financing activities amounted to $72,851, when compared to net cash used in financing activities of $157,756 for the same period in 2005. The difference in financing activities was primarily related to deferred offering costs incurred of $210,572 in 2005.

As of March 31, 2006, the Company had negative working capital of $456,948. Management of the Company anticipates that in order to proceed with its plan of operation including payment of bank of other obligations, it will need to continue to expand its operations and customer base, seek financing from outside equity and debt sources, and sustain profitable operations.

Item 3. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

The Company, under the supervision and with the participation of our management, under our Sole Executive Officer, filling the position of Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "Disclosure Controls and Procedures," as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that information required to be disclosed by our in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company's Chief Executive Officer and Chief Financial Officer has also concluded that our disclosure controls and procedures are effective also to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act are accumulated and communicated to our management to allow timely decisions on required disclosure.

Management is aware that there is a lack of segregation of duties due to the small number of employees managing administrative and financial matters. This constitutes a significant deficiency in the financial reporting. Management has, as required by Israeli Law and also to mitigate these factors, hired an independent certified public accountant in Israel to review and audit our financial statements on a quarterly and annual basis. Such quarterly and annual financial statements are also reviewed and audited by an independent certified public accounting firm in the United States that is registered with the Public Company Accounting Oversight Board.

Currently, management has decided that considering the employees involved and the control procedures in place, the potential benefits of adding additional employees to achieve a greater segregation of duties does not justify the additional expense.

We will periodically reevaluate this situation. If the situation changes and sufficient capital is secured, it is our intention to increase staffing to mitigate the current lack of segregation of duties within the general, administrative, and financial functions of the Company.

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2006. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the first quarter ended March 31, 2006, that have materially affected or that are reasonably likely to affect the financial reporting or disclosure procedures of the Company.

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

                           Part II. Other Information

Item 1. Legal Proceedings.

Other than as set forth herein, we are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 2. Changes In Securities

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters To A Vote Of Security Holders

      None

Item 5. Other Information

      Effective January 1, 2006, Mr. Rami Palatchi resigned as a member of the Board of Directors of the Company.

Item 6. Exhibits

      a.    Exhibits:
      3.1   Articles of Incorporation of the Registrant, as amended*
      3.2   By-laws of the Registrant, as amended*
      31.1  Section 302 Certification of Chief Executive/Accounting Officer (1)
      32.1  Section 906 Certification of Chief Executive/Accounting Officer (1)
      ------------
* Previously filed
(1) Filed herewith

Signatures

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2006                  Inrob Tech Ltd.


                                    /s/
                                    -------------------------------
                                    Ben-Tsur Joseph, Chief Executive Officer,
                                    Chief Financial Officer