Form 10QSB
period 2006-06-30
Inrob Tech Ltd.
filed 2006-08-14
CIK 793595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-QSB
__________________________

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: June 30, 2006

Commission File number: 000-49950

___________________________

Inrob Tech Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of Incorporation or organization)

88-0219239
(IRS Employee Identification No.)

1515 Tropicana Ave, Suite 140
Las Vegas NV 89119
702-795-3601
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	61,350,180
(Class)	(Outstanding as of August 11, 2006)

INROB TECH LTD.
FORM 10-QSB

INDEX

Part I - FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)	3

Balance Sheet	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Notes on Financial Information	F-6

Item 2 Management’s Discussion and Analysis or Plan of Operation	4

Item 3 Controls and Procedures	16

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission Of Matters To A Vote of Security Holders	14

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	15

Certifications	16

Part I:  Financial Information

Item 1.  Financial Statements

INROB TECH LTD.

INDEX TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006, AND 2005
(Unaudited)

INROB TECH LTD.
BALANCE SHEET (NOTE 2)
AS OF JUNE 30, 2006
(Unaudited)

ASSETS
2006
Current Assets:
Cash and cash equivalents	$-
Accounts Receivable-
Trade	375,099
Employees and other	10,828
Less - Allowance for doubtful accounts	-
Inventories	560,507
Cost of uncompleted contracts in excess of billings	218,518
Prepaid expenses	14,864
Total current assets	1,179,816

Property and Equipment:
Office and computer equipment	79,366
Furniture and fixtures	56,241
Vehicles	340,993
Leasehold improvements	11,625
488,225
Less - Accumulated depreciation and amortization	(241,667)
Net property and equipment	246,558

Other Assets:
Deposits	2,030
Loan receivable - Director and stockholder	492,904
Loans to related party companies	348,457
Total other assets	843,391
Total Assets	$2,269,765

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank overdrafts	$71,509
Bank loans and other debt, current portion	264,658
Convertible debenture	42,500
Accounts payable - Trade	255,171
Due to related party - Director and stockholder	108,222
Billings on uncompleted contracts in excess of costs	16,682
Due to related party - Investor group	111,000
Accrued liabilities	399,614
Reserve for estimated loss on contract	36,727
Deferred revenue	316,723
Income taxes payable	34,396
Total current liabilities	1,657,202

Long-term Debt, less current portion:
Bank loans and other debt	50,521
Total long-term debt	50,521
Total liabilities	1,707,723

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; no shares issued and outstanding	-
Capital stock, par value $.001 per share; 80,000,000 shares authorized; 61,350,180 shares issued and outstanding	61,350
Additional paid-in capital	852,568
Accumulated other comprehensive income	18,230
Accumulated (deficit)	(370,106)
Total stockholders' equity	562,042
Total Liabilities and Stockholders' Equity	$2,269,765

The accompanying notes to financial statements
are an integral part of this balance sheet.

INROB TECH LTD.
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (NOTE 2)
FOR THE THREE-MONTHS AND SIX-MONTHS
ENDED JUNE 30, 2006, AND 2005
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Services	$409,482	$246,638	$860,316	$766,115
Product sales	69,135	158,885	184,525	242,385
Total revenues	478,617	405,523	1,044,841	1,008,500
Cost of Goods Sold:
Services	248,815	295,837	523,423	607,708
Product sales	23,724	18,209	75,817	54,240
Total cost of goods sold	272,539	314,046	599,240	661,948
Gross Profit	206,078	91,477	445,601	346,552
Expenses:
General and administrative	138,135	132,116	327,142	166,299
Total general and administrative expenses	138,135	132,116	327,142	166,299
Income (Loss) from Operations	67,943	(40,639)	118,459	180,253

Other Income (Expense):
Interest income	23,046	52	37,650	99
Interest (expense)	(11,025)	(10,644)	(21,540)	(37,341)
Total other income (expense)	12,021	(10,592)	16,110	(37,242)
Income (Loss) before Income Taxes	79,964	(51,231)	134,569	143,011
Provision (Benefit) for income taxes	(10,419)	2,406	(18,145)	(3,613)
Net Income (Loss)	69,545	(48,825)	116,424	139,398
Comprehensive Income:
Israeli currency translation	34,975	22,137	14,461	13,855
Total Comprehensive Income (Loss)	$104,520	$(26,688)	$130,885	$153,253
Earnings (Loss) Per Common Share:
Earnings (Loss) per common share - Basic and Diluted	$0.00	$0.00	$0.00	$0.01
Weighted Average Number of Common Shares Outstanding During the Periods- Basic and Diluted	61,350,180	26,989,774	61,350,180	26,982,025

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD.
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2006, AND 2005
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net income	$116,424	$139,398
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,194	19,237
Reserve for (recovery of ) loss on contract	(13,370)	18,991
Changes in net assets and liabilities-
Accounts receivable	(64,395)	31,393
Inventories	(83,200)	(6,259)
Cost of uncompleted contracts in excess of billings	(28,535)	(67,018)
Prepaid expenses and deposits	193	25,192
Accounts payable - trade	(22,346)	173,791
Accrued liabilities	163,663	(89,598)
Billings on uncompleted contracts in excess of related costs	15,679	27,014
Deferred revenue	(107,773)	(153,581)
Income taxes payable	14,249	1,032
Net Cash Provided by (Used in) Operating Activities	22,783	119,592

Investing Activities:
Purchases of and adjustments to property and equipment	(43,642)	12,390
Net Cash Provided by (Used in) Investing Activities	(43,642)	12,390

Financing Activities:
Payments on long-term debt	(60,743)	(134,501)
Proceeds from (offset to) bank overdrafts	31,148	(240,355)
Deferred offering costs	-	(201,485)
Loan receivable - Director and stockholder	-	122,691
Payments on Loan receivable - Director and stockholder	(9,420)	-
Proceeds from loan from related party - Investor group	146,250	-
Payments on loan from related party - Investor group	(35,250)	-
Due from related party - Director and stockholder	25,801	61,972
Loans to related party companies	(91,388)	245,841
Net Cash Provided by (Used in) Financing Activities	6,398	(145,837)
Effect of Exchange Rate Changes on Cash	14,461	13,855
Net Increase (Decrease) in Cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD.
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2006, AND 2005
(Unaudited)

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$19,422	$24,942
Income taxes	$3,896	$2,581

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
JUNE 30, 2006, AND 2005
(Unaudited)

(1)     Summary of Significant Accounting Policies

 Basis of Presentation and Organization

Inrob Tech Ltd. (“Inrob Tech” or the “Company”) is a Nevada corporation which provides engineering products and services for the maintenance of critical and sophisticated equipment, and the integration and production of advanced wireless control solutions for unmanned ground vehicle (“UGV”) robots. The remote control systems of the Company are the “brains” for many UGV solutions. The current nature of Israel’s security situation coupled with the Company’s close work with the Israeli Defense Forces (“IDF”) and the Israeli police, has helped the Company gain extensive experience in a wide range of military and law enforcement UGV applications and control solutions. The Company has also targeted the civilian applications market, which includes solar powered equipment, and dangerous tasks such as nuclear plant maintenance, inspection and decommissioning, the demolition industry, and firefighting and rescue services. The accompanying financial statements of Inrob Tech were prepared from the accounts of the Company under the accrual basis of accounting in United States dollars. In addition, the accompanying financial statements reflect the completion of a reverse merger between Inrob Tech and Inrob Ltd. (“Inrob Israel”), which was effected on July 21, 2005.

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

Inrob Israel was organized as an Israeli corporation in 1988, under the name of Eligal Laboratories Ltd., and its UGV solutions include: (i) remote control systems (the “brains” of any robot); (ii) complete robot systems; and (iii) customized solutions. Inrob Israel is certified to design, manufacture and maintain electronic, optical and electro-mechanical equipment, and is a certified supplier to the Israeli Defense Forces and the Israeli Air Force. It has also been issued a certificate from the Israeli Air Force stating that its quality system is approved to perform inspections of products and services supplied to the Israeli Air Force. Inrob Israel changed its name to Inrob Ltd. in September 2003.

In addition, in January 2004, Inrob Israel completed two equity purchase transactions with separate entities and raised $195,000 from the issuance of 30,000,000 shares of its common stock. Thereafter, Inrob Israel commenced a registration activity of such shares of its common stock on behalf of the two entities as selling shareholders on Form F-1 with the Securities and Exchange Commission (“SEC”). The registration activity continued through December 31, 2004, and into the year 2005. In early 2005, Inrob Israel decided not to complete the registration of the common stock of the selling shareholders with the SEC, and withdrew its registration statement on July 28, 2005. As an alternative transaction, effective July 21, 2005, Inrob Israel completed the reverse merger with Inrob Tech, a publicly traded Nevada corporation.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006, AND 2005
(Unaudited)

Given that Inrob Israel is considered to have acquired Inrob Tech by a reverse merger through a Stock Purchase Agreement, and its sole stockholder currently has voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of June 30, 2006, and the operations for the periods ended June 30, 2006, and 2005, of Inrob Israel under the name of Inrob Tech Ltd. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Inrob Israel and Inrob Tech brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

 Unaudited Interim Financial Statements

The interim financial statements as of June 30, 2006, and for the periods ended June 30, 2006, and 2005, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2006, and the results of its operations and its cash flows for the periods ended June 30, 2006, and 2005. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2006. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to Inrob Tech Ltd.’s audited financial statements contained in its Annual Report on Form 10-KSB as of December 31, 2005, for additional information, including significant accounting policies.

 Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

 Restricted Cash

The Company maintains restricted cash as funds designated for specific purposes or for compliance with terms of contractual agreements. As of June 30, 2006, $270,778 was pledged as collateral against certain bank loans, and offset against bank overdrafts for financial reporting purposes.

 Accounts Receivable

Accounts receivable consist of amounts due from customers, employees and related parties. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of June 30, 2006, no allowance for doubtful accounts was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006, AND 2005
(Unaudited)

 Revenue Recognition

The Company generates revenues from product sales and maintenance service contracts.

Revenues from product sales are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB No. 104”) and Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is recognized when delivery has occurred provided there is persuasive evidence of an agreement, acceptance tests results have been approved by the customer, the fee is fixed or determinable and collection of the related receivable is probable. Customers are billed, according to individual agreements, upon completion of the contract. All product costs are deferred and recognized on completion of the contract and customer acceptance. A provision is made for the amount of any expected loss on a contract at the time it is known. As of June 30, 2006, the Company had a reserve for estimated loss on a contract in the amount of $36,727.

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

The Company does not sell products with multiple deliverables. It is management’s opinion that EITF 00-21, “Revenue Arrangements With Multiple Deliverables” is not applicable.

 Property and Equipment

The components of property and equipment are stated at cost. Property and equipment costs are depreciated or amortized for financial reporting purposes over the useful lives of the related assets by the straight-line method. Useful lives utilized by the Company for calculating depreciation or amortization are as follows:

Computer and office equipment	5 to 10 years
Furniture and fixtures	3 to 15 years
Vehicles	5 to 6 years
Leasehold improvements	10 years

Upon disposition of an asset, its cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006, AND 2005
(Unaudited)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended June 30, 2006, and 2005, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

 Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

 Research and Development Costs

The Company conducts research and development activities for others under contractual arrangements. Research and development costs incurred under contractual arrangements are accounted for in accordance with Statement of Financial Accounting Standards No. 68, “Research and Development Agreements” (“SFAS 68”). All costs incurred under the contractual arrangements are deferred and recognized as cost of sales (product sales) upon completion of the contract work.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred. For the three months ended June 30, 2006, and 2005, advertising and promotion costs amounted to $4,957 and $3,736, respectively. For the six months ended June 30, 2006, and 2005, advertising and promotion costs amounted to $86,821, and $4,774, respectively.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006, AND 2005
(Unaudited)

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the periods ended June 30, 2006, and 2005, the only components of comprehensive income (loss) were the net income (loss) for the periods, and the foreign currency translation adjustments.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

 Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). The Company’s functional currency is the Israeli New Shekel. Under SFAS 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of the Company are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2006, the Company did not have any financial instruments requiring the estimate of fair value.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006, AND 2005
(Unaudited)

 Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2006, and revenues and expenses for the periods ended June 30, 2006, and 2005. Actual results could differ from those estimates made by management.

(2) Going Concern

During the period ended June 30, 2006, and subsequent thereto, Inrob Tech continued its operations, and through the latter part of July 2005, its common stock registration activities. Subsequent to July 21, 2005, the effective date of the reverse merger between Inrob Tech and Inrob Israel, Inrob Israel withdrew its Registration Statement on Form F-1 with the SEC, and the Company pursued its operations, bank overdraft and debt reduction activities with the proceeds provided from convertible debentures.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses, had negative working capital as of June 30, 2006, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Inventories

As of June 30, 2006, inventories consisted of the following:

2006
Work in progress	$518,013
Materials	42,494
Total	$560,507

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006, AND 2005
(Unaudited)

(4)  Loan Receivable - Director and Stockholder

As discussed in Note 8, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, President, sole Director and stockholder, 2,057,415 shares of common stock of Inrob Tech in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand. As of June 30, 2006, the balance owed on the loan plus accrued interest amounted to $492,904.

(5) Loans to Related Party Companies

Loans to related party companies bear interest at a variable rate equivalent to the minimum rate allowed by the Israel Income Tax Ordinance (4% percent), are unsecured and are due, including principal and interest, on December 31, 2008. As of June 30, 2006, the loans consisted of the following:

2006
Ben-Tsur Joseph Holdings Ltd.	$220,441
Elina Industries Ltd.	128,016
Totals	$348,457

(6) Bank Indebtedness

The Company has various short-term loans and bank loan arrangements to fund its operations. As security for bank indebtedness, it has pledged and assigned to Israel Discount Bank all of its revenues from purchase orders with certain national government customers, as well as a second collateral position on all other receivables and assets.

(7) Convertible Debentures

As of August 1, 2004, in connection with the conversion of the common stock equity investments of two shareholder entities (see Note 8), and the assignment of the rights and interests of such entities to a third-party entity, Inrob Israel issued a convertible debenture (the “Debenture”) in the amount of $250,000. The Debenture carried an interest rate of ten (10) percent per annum, and was due on July 31, 2005, unless otherwise paid to the holder, or converted into shares of common stock. So long as Inrob Israel was not in default, the holder of the Debenture was to receive shares of common stock at a discount of fifty-five (55%) percent of the average closing bid price for the three days immediately prior to the receipt of the notice of conversion from the holder divided into the face amount of the Debenture plus accrued interest. The Debenture also provided that the maturity date may be extended to a date when Inrob Israel’s common stock was publicly traded on a recognized stock exchange. As of July 31, 2005, Inrob Israel was in default under the terms of the Debenture, and could not repay the amount due. The Debenture was then assumed by Inrob Tech and converted into 10,114,285 shares of its publicly traded common stock. On November 30, 2005, accrued interest of $25,000 related to the Debenture was also satisfied by the issuance of 200,000 publicly traded shares of common stock.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006, AND 2005
(Unaudited)

On July 21, 2005, Inrob Israel issued a convertible debenture (the “Second Debenture”) in the amount of $575,000 to a third-party entity. The Second Debenture carried an interest rate of ten (10) percent per annum, and payments of principal and interest were due and payable as follows: (i) on or about October 1, 2005, $200,000; (ii) on or about December 1, 2005, $200,000; and, (iii) on or about February 1, 2006, the remaining amount, including interest, of $232,500. So long as Inrob Israel was not in default, the holder of the Second Debenture was to receive shares of common stock at a discount of fifty-five (55%) percent of the average closing bid price for the three days immediately prior to the receipt of the notice of conversion from the holder divided into the face amount of the Second Debenture plus accrued interest. The amount of the Second Debenture was subsequently increased from $575,000 to $632,500. On September 13, 2005, the Second Debenture was in default for nonpayment. Thereafter, effective September 15, 2005, the Second Debenture obligation was assumed by Inrob Tech, and satisfied by the issuance of 21,035,715 publicly traded shares of common stock.

On September 30, 2005, the Company issued a convertible debenture (the “Third Debenture”) in the amount of $42,500 to the same third-party entity that was the recipient of the Second Debenture. The Third Debenture carries an interest rate of ten (10) percent per annum, was due on November 30, 2005, and is convertible into 2,000,000 publicly traded shares of the Company’s common stock. The due date of the Third Debenture was extended to December 31, 2006, by written agreement between the parties. As of June 30, 2006, accrued interest on the Third Debenture, amounting to $3,189, was reflected as a component of accrued liabilities in the accompanying balance sheet.

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
JUNE 30, 2006, AND 2005
(Unaudited)

On July 21, 2005, Inrob Tech issued to a former Director and officer of the Company 350,000 shares of its common stock for prior services and the satisfaction of $40,000 of liabilities of the Company.

On July 21, 2005, the Company entered into a Stock Purchase Agreement with Inrob Israel, and issued 26,442,585 shares of its common stock (post reverse split) for all of the issued and outstanding capital stock of Inrob Israel (10,020 shares of common stock). At the same time, the Company effected a 10.98 for 1 reverse stock split of its common stock. Immediately following the completion of the Stock Purchase Agreement transaction, the Company had 29,999,995 shares of its common stock outstanding. At that time, Ben Tsur Joseph, the sole officer and Director of Inrob Israel, owned 28,500,000 shares of the Company’s common stock, or 95 percent of the then issued and outstanding common stock of Inrob Tech, and had voting control. Through this process Inrob Israel is considered to have acquired Inrob Tech by a reverse merger. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Inrob Israel and Inrob Tech brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

Effective January 1, 2004, Inrob Israel issued 30,000,000 shares of common stock (post 100 for 1 stock split) to two unrelated entities as equity investors for consideration in the amount of $195,000. Thereafter, the Inrob Israel commenced a registration activity of such shares of its common stock on behalf of the two entities as selling shareholders on a Form F-1 Registration Statement with the SEC. The proceeds from the issuance of common stock were used to pay legal and other professional fees and expenses associated with the Inrob Israel’s common stock registration activities with the SEC. The registration activity continued through December 31, 2004, and into the year 2005. In early 2005, management decided not to complete the registration of the common stock of the selling shareholders with the SEC, and withdrew its registration statement on July 28, 2005. As of August 1, 2004, Inrob Israel notified the two investors that it was converting their equity investment in common stock into the Debenture. The two shareholder entities immediately assigned their rights and interests in the Debenture to a third-party entity. Inrob Israel canceled the 100 for 1 stock split and the issuance of the 30,000,000 shares of its common stock.

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

(9) Recent Accounting Pronouncements

In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation, “Accounting for Uncertain Tax Positions - an Interpretation of SFAS Statement No. 109,” (“SFAS No. 109”). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines “probable” as it is defined in SFAS No. 5, “Accounting for Contingencies.” The FASB has not established an effective date for the interpretation. The Company is currently reviewing the effect, if any, that the proposed guidance would have on its financial statements.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006, AND 2005
(Unaudited)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” (“SFAS No. 155”). This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”), which amends SFAS No. 140,” Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

(10) Related Party Transactions

Inrob Israel entered into a management agreement with a Director and officer on October 1, 2003, which was subsequently extended as to its commencement date to May 1, 2005. Other terms and conditions related to equipment usage commenced with the original date of the agreement. Under the terms of the agreement, the Company is obligated to pay $15,000 per month during the first year and $20,000 per month thereafter for management fees. For the periods ended June 30, 2006, and 2005, the Company accrued $100,000 and $30,000, respectively under the management agreement. The Director and officer has agreed that he will not demand that the Company pay to him any accrued amounts related to the management agreement until the end of calendar year 2006. The management agreement does not have a specific completion date, but may be terminated by either party on written notice of three months.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006, AND 2005
(Unaudited)

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

As of June 30, 2006, Mr. Ben-Tsur Joseph, President and Director of the Company, had loaned a total of $108,222 to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no terms for repayment.

(11) Commitments and Contingencies

For the year ended December 31, 2005, the Company was a party to a lease agreement in Israel for its premises which expired in January, 2006. In 2006, the Company entered into a new one-year lease agreement, with an option to extend the agreement for an additional year. The Company may terminate the lease agreement upon 60-days notice. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under the lease are approximately $46,000 for the remainder of the calendar year 2006.

The Company also entered into two sublease agreements for its leased premises in Israel which expired on December 31, 2005, under which it received approximately $31,350 for the year. Subsequent to December 31, 2005, the sublease agreements continued on a month-to-month basis until April, 2006, and June, 2006, respectively, when the parties to the sublease agreements moved from the leased premises of the Company. For the six months ended June 30, 2006, the Company received approximately $10,716 of sublease income from the two parties.

In December 2005, the Company entered into an agreement for securing capital financing, and services related to stockholder relations and introductory services to market makers with an unrelated entity. The terms of the agreement required a payment of $50,000 at the commencement of the services which began in January 2006, and $10,000 per month thereafter for a period six months. For the six months ended June 30, 2006, the Company paid $70,000 for services related to the agreement. Funding for the agreement was provided by an advance from a related party investor group.

In February 2006, the Company entered into an agreement with MoneyTV for certain media services related to the promotion of the Company on an international level. The agreement required the payment of a fee of $11,500 for such services. Funding for the agreement was provided by an advance from a related party investor group.

Item 2.  Management’s Discussion and Analysis and Plan of Operations.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our unaudited interim financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

General
On July 15, 2003, Beeper Plus, Inc. changed its name to Western Gaming Corporation. Western Gaming Corporation (the “Company” or “WGC”), a Nevada corporation, was incorporated on March 25, 1986, and has its corporate headquarters at 1515 E. Tropicana Ave, #140, Las Vegas, NV, 89119. WGC was in the business of collecting, organizing and disseminating timely sports information through wireless services to individual and corporate customers throughout the United States, Canada and the Caribbean, as well as news information through a network of resellers. While the Company maintained its corporate name, Beeper Plus, Inc., we entered into a Purchase and Sale transaction on March 19, 2001, which became effective as of April 1, 2001. At that time, we sold the paging business known as The Sports Page and Score Page to BeepMe, a third party vendor and our creditor. As a consequence of the sale of our paging business, we ceased business operations in the paging business. On July 21, 2005, we entered into a Stock Purchase Agreement with Inrob Ltd., whereby we completed a reverse merger with Inrob Ltd., an Israeli engineering firm providing cost-efficient solution for organizations to outsource maintenance of critical and sophisticated equipment. We provide engineering products and services for the maintenance of critical and sophisticated equipment, and the integration and production of advanced wireless control solutions for unmanned ground vehicle (“UGV”) robots. The remote control systems of the Company are the “brains” for many UGV solutions.

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

Intellectual Property
We do not have any patents, trademarks or any other protection over our intellectual property. All of our intellectual property is “know how” and not original proprietary intellectual property. As such, it and cannot be protected by patent or trademark. In addition, we do not have confidentiality agreements with any of our employees or suppliers with respect to our intellectual property. The theft or unauthorized use of our intellectual property is not sufficiently provided for, and our intellectual property is extremely susceptible to theft or unauthorized use. Any theft or unauthorized use of our intellectual property could materially adversely affect our operations.

Employees
As of June 30, 2006, we had 19 employees, as follows:

Number of Employees

Management	3
Marketing/Sales	1
Service	5
Sound/Service Projects	6
Production/Products	4

There is currently a collective agreement signed between the labor federation and the industry union in Israel which applies on the employees of Inrob Tech Ltd. under an expansion order. We believe that our employee relations are good.

General Information
We are a SEC reporting company and file our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. We file these reports electronically with the SEC. The SEC maintains an Internet site at “http://www.sec.gov/” that contains these reports, any proxy and information statements, and other information that we are required to file. Go to the EDGAR link for company filings. A copy of this Report or any of our Reports are available without charge upon request by contacting our corporate office.

On July 21, 2005, we entered into a Stock Purchase Agreement with the sole shareholder of Inrob Ltd., Ben-Tsur Joseph, whereby all of the issued and outstanding shares of Inrob Ltd. were acquired by us for a total of 26,442,585 shares of common stock, issued after the reverse split of the common stock at the rate of 10.98 shares of old common stock for each one share of new common stock. As part of the reverse merger 2,057,415 shares of our common stock were purchased by Inrob Ltd on behalf of Mr. Joseph. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Ltd. whereby Inrob Ltd. transferred to Mr. Joseph 2,057,415 shares of our common stock of Inrob Tech Ltd. in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000.

The shares issued to Mr. Joseph, together with the shares issued to Inrob Ltd. in the reverse merger, gave Mr. Joseph, at the time of the transaction, control over approximately 95 percent of the issued and outstanding shares of the common stock immediately after the effectiveness of the reverse split.

As part of the transaction with Mr. Joseph, Mr. Frank DeRenzo, former President and former controlling shareholder of the Company, received a total of 350,000 shares of post reverse common stock for consultancy services provided in the past.

The name of our Company was changed to Inrob Tech Ltd. (“Inrob”) effective September 1, 2005.

PLAN OF OPERATIONS

Our operating subsidiary is Inrob Ltd. (“Inrob Israel”). Inrob Israel was established in 1988 as an Israeli engineering firm providing cost-efficient solutions for organizations to outsource maintenance of critical and sophisticated equipment. We now provide maintenance support of industrial electronic, electro-mechanical, optical and other scientific equipment, mainly to customers in the defense industry.

Inrob Israel and its management team have built its operations on this engineering experience and expanded customer base. In 1992 a second area of operations was added. Today, on top of our maintenance and support services, we develop, integrate and produce advanced wireless control solutions for unmanned ground vehicle (“UGV”) robots. Our remote control systems are the “brains” for many UGV solutions.

The current nature of Israel’s security situation coupled with our close work with the Israel Defense Forces (IDF) and the Israeli police, has helped us gain extensive experience in a wide range of military and law enforcement UGV applications and control solutions. We have the ability to provide fast and reliable solutions to meet the immediate operational needs of front-line IDF units as they arise. We recently began targeting the civilian applications market, which includes solar energy applications, and dangerous tasks services such as nuclear plant maintenance, inspection and decommissioning, the demolition industry, firefighting and rescue services.

Our UGV solutions include:

o Remote control systems (the “brains” of any robot)
o Complete robot systems
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
Our telephone number is +972 8 9324 333.

RISK FACTORS

WE ARE INVESTING TIME AND RESOURCES IN NEW BUSINESS INITIATIVES THAT MIGHT NOT MATERIALIZE TO COMMERCIAL VIABILITY.
As a result, we might incur substantially more expenses than income and might not have enough resources to fund growth that may be commercially viable. If we are not able to successfully initiate and sustain our marketing programs, we may not be able to generate enough sales to remain a viable company. Competitors already established in certain industries may already have customer bases that we may not be able to sell to.

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

IF WE CANNOT MAINTAIN OUR CURRENT RELATIONSHIP WITH A.R.T.S. LTD. OUR OPERATIONS WOULD BE MATERIALLY ADVERSELY AFFECTED.
One of our main sub-contractors, A.R.T.S. Ltd., provides critical research and development and production operations to us. During the past 10 years A.R.T.S. Ltd. has developed for us most of the software required for our robot related activities. We do not have an agreement with A.R.T.S. Ltd. for the provision of their services to us, and cannot be assured that we will be able to maintain this relationship with them. In the event that our relationship with A.R.T.S. Ltd. ceases, the interruption to our research and development activities and production operations would be harmful to our business and may require a long period of time to establish relationships with new partners with the required level of know-how and expertise. We currently know of several wireless communications software companies, both in Israel and worldwide, capable of providing us with the same services we currently outsource to A.R.T.S. Ltd.

As we are a technology based company, we are required to update our technology and knowledge base on a regular basis and as we are a relatively small company we have never made the quantitative distinction between our research and development expenses and any other expenses. Thus we are not able to assess the amount of funds we have paid for research and development over the years, nor are we able to assess the financial effects a break up with A.R.T.S. Ltd. may have on our business.

IF WE DO NOT MAINTAIN OUR ACKNOWLEDGED SUPPLIER STATUS WITH THE ISRAELI MINISTRY OF DEFENSE (“M.O.D.”) OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.
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

SALES TO M.O.D. AND THE ISRAELI DEFENSE FORCES AS PART OF TOTAL SALES

% of total	% of total	% of total	% of total
sales in 2003	sales in 2004	sales in 2005	sales in 2006
			to (June 30, 2006)
36.36%	42.71%	39.33%	46.92%

OUR INTELLECTUAL PROPERTY IS UNPROTECTED AND IS SUSCEPTIBLE TO PIRACY.
We do not have any patents, trademarks or any other protection over our intellectual property. All of our intellectual property is “know how” and not original proprietary intellectual property. As such, it cannot be protected by patent or trademark. In addition, we do not have confidentiality agreements with any of our employees or suppliers with respect to our intellectual property. The theft or unauthorized use of our intellectual property is not sufficiently provided for, and our intellectual property is extremely susceptible to theft or unauthorized use. Any theft or unauthorized use of our intellectual property could materially adversely affect our operations.

WE WILL NEED ADDITIONAL WORKING CAPITAL TO FINANCE OUR BUSINESS PLAN AND SUCH FINANCING MAY BE UNAVAILABLE OR TOO COSTLY.
In order to continue our business plan we will need to secure financing in the future. Our ability to secure financing and allocate sufficient funds required to support and sustain our marketing activity may be difficult. Additional financing may not be available on favorable terms, if at all. If we raise additional funds by selling our equity securities, the percentage ownership of our then current stockholders will be reduced. There can be no assurance that we will be able to raise additional funds on acceptable terms, if at all. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.
Our competitors include several large, integrated defense contractors (e.g. Northrop Grumman, Lockheed Martin, Elbit, El-Op, Israel Aircraft Industries, Israel Military Industries). These companies have significantly greater financial, technical and human resources than we do as well as a wider range of products than we have. In addition, many of our competitors have much greater experience in marketing their products, as well as more established relationships with our target government customers. Our competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. As a result, we may have difficulty maintaining our market share.

ANY SIGNIFICANT DELAY IN COLLECTING OUTSTANDING RECEIVABLES FROM ISRAEL’S MINISTRY OF DEFENSE COULD ADVERSELY AFFECT OUR ABILITY TO CONDUCT OUR BUSINESS.
Israel’s Ministry of Defense is one of our significant customers and comprises a significant portion of our accounts receivable at any given time. The M.O.D.’s conventional payment terms are current month + 90 days. In the past, we have experienced significant delays in payment from the M.O.D. (up to current payment + 150 days), and any future delays could adversely affect our cash flow and ability to operate our business. These delays are mostly due to the M.O.D.’s budget volatility, its general supplier payment policies, and public workers’ strikes.

THE VOLATILITY OF THE M.O.D.’S BUDGET COULD ADVERSELY AFFECT THE AMOUNT OF BUSINESS IT MAY CONDUCT WITH US.
In the past, the M.O.D.’s budget has been volatile and any significant cuts in its budget could adversely affect the amount of business it conducts with us. As our largest customer, any significant reduction in the amount of purchases the M.O.D. makes from us or from third parties which have subcontracted work to us, could materially adversely affect our results of operations.

WE CURRENTLY OPERATE WITHOUT A VALID BUSINESS LICENSE
Under Israeli law, we are obliged to obtain and sustain a business license when doing business. We are currently operating without such a license. Under Israeli law such actions may lead to the court fining the Company or even ordering the imprisonment (the maximum sentence is 18 months) of officers of the Company. Furthermore, we may be fined or even ordered to close our premises until obtaining the required license. We do not believe that our business or future prospects have been materially, adversely affected by our present lack of a license, but are nonetheless, currently seeking to secure a business license.

We do not know whether our clients are aware of us operating without a valid business license, and do not believe them knowing of such would materially adversely affect our business with them. Nonetheless, should the relevant authorities prosecute our and/or any officers thereof for doing business without the necessary business license, such prosecutions could materially impair the ability of our to maintain and/or conduct our business.

IF OUR EMPLOYEES’ ENTITLEMENTS DO NOT COMPLY WITH ISRAELI LAW, WE MAY HAVE TO PAY ADDITIONAL COMPENSATION TO OUR EMPLOYEES
Terms of employment for our employees are individually negotiated with each and every employee. The relationship between the parties, their rights and mutual duties are determined solely on the basis of the verbal agreements reached after these negotiations.

As we have a good overall relationship with our employees and as it is common practice for us to amicably settle all debts between the parties upon the termination of the employees’ term with us. We have never made an active effort to ascertain whether or not workers may be entitled to such payments, benefits or advantages, nor have we ever made an active effort to ascertain what such payments, benefits or advantages might be.

We have no knowledge as to whether we adhere to the aforementioned legal requirements. Should an authorized court determine that we do not adhere to the said requirements we may be responsible to pay damages that could adversely affect the results of our operations.

Inflation
The amounts presented in our unaudited interim financial statements do not provide for the effect of inflation on our operations or our financial position. Amounts shown for machinery, equipment, office furniture and fixtures, vehicles, and leasehold improvements and for other costs and expenses reflect historical cost, and do not necessarily represent replacement cost. The income and operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Government Regulation
To the best of our knowledge, we are not currently subject to direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally. We may also be subject to Israeli regulations and laws that could restrict our business opportunities and growth.

Indemnification of Directors, Officers and Others
Our By-laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Nevada law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company under Nevada law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

During the six months ended June 30, 2006, we obtained a Directors’ and Officers’ Liability insurance policy for the Company in the normal course of business to provide against possible liability from legal action brought by stockholders or other entities against our management.

Anti-Takeover Provisions
We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors. At the present time a large percentage of our shares are owned by a single shareholder, our Chairman and CEO, Mr. Joseph. This would make any takeover attempt difficult.

Reports to Security Holders
Under the securities laws of Nevada, we are not required to deliver an annual report to our stockholders but we intend to send an annual report to our stockholders.

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2006 v. Three Months Ended June 30, 2005

For the three months ended June 30, 2006 v. June 30, 2005, the Company realized $478,617 in revenues compared to $405,523 for the same period in 2005, which resulted in an overall increase of $73,094, or 18.0%. The overall increase in revenues resulted primarily from an increase in services revenues of $162,844, or 66%, offset by a decrease in product sales which amounted to $89,750, or 56.5%. Cost of goods sold amounted to $272,539 compared to $314,046 for the same period in 2005, resulting in a decrease of $41,507, or 13.2%. General and administrative expenses increased from $132,116 in 2005, to $138,135 for the same period in 2006, resulting in an overall increase of $6,019, or 4.6%. The increase was attributable primarily to increases in management fees and promotional expenses. Other income (expense) for the three months ended June 30, 2006, went from an expense of $(10,592) to income of $12,021, which resulted in an overall increase in other income $22,613, or 213.5% between the periods. The increase was primarily attributable to additional interest income that was derived from interesting bearing notes receivable and bank balances. Net income for 2006, went from a loss of $(48,825) in 2005 to net income of $69,545 in 2006, resulting in an overall increase of $118,370, or 242.4% for the period. Comprehensive income for the three months ended June 30, 2006, increased from $22,317 in 2005 to $34,975 in 2006, for an overall increase related to currency translation rates of $12,838, or 58.0%. Total comprehensive income (loss) increased from a loss of $(26,688) in 2005, to $104,520 in 2006, resulting in an overall increase in income of $131,208, or 491.6%.

Six Months Ended June 30, 2006 v. Six Months Ended June 30, 2005

For the six months ended June 30, 2006, v. June 30, 2005, the Company realized $1,044,841 in revenues compared to $1,008,500 for the same period in 2005, which resulted in an overall increase of $36,341, or 3.6%. The overall increase in revenues resulted primarily from an increase in services revenues of $94,201, or 12.3%, offset by a decrease in product sales which amounted to $57,860, or 23.9%. Cost of goods sold amounted to $599,240 compared to $661,948 for the same period in 2005, resulting in a decrease of $62,708, or 9.5%. General and administrative expenses increased from $166,299 in 2005, to $327,143 for the same period in 2006, resulting in an overall increase of $160,844, or 96.7%. The increase was attributable primarily to increases in management fees and promotional expenses. Other income (expense) for the six months ended June 30, 2006, went from an expense of $(37,242) to income of $16,110, which resulted in an overall increase in other income $53,352, or 143.3% between the periods. The increase was primarily attributable to additional interest income that was derived from interesting bearing notes receivable and bank balances, and a decrease in interest expense due to the repayment of long-term debt and other loans. Net income for 2006, went from $139,398 in 2005 to $116,423 in 2006, resulting in an overall decrease of $22,975, or 16.5% for the period. Comprehensive income for the six months ended June 30, 2006, increased from $13,855 in 2005 to $14,461 in 2006, for an overall increase related to currency translation rates of $606, or 4.4%. Total comprehensive income decreased from $153,253 in 2005, to $130,884 in 2006, resulting in an overall decrease in income of $22,369, or 14.6%, due to the activity described above.

Liquidity and Financial Resources

During the six months ended June 30, 2006, net cash provided by operating activities amounted to $22,783 when compared to net cash provided by operating activities of $119,592 for the same period in 2005. The decrease in net cash provided from operations was due primarily to lower net income for period, increases in accounts receivable, inventories, and the cost of uncompleted contracts in excess of billings, and decreases in accounts payable - trade, and deferred revenues, offset by increases in accrued liabilities and depreciation. Net cash used in investing activities in 2006 for the purchase of property and equipment amounted to $43,642. In 2006, financing activities provided $6,398 in net cash primarily through loans from related parties. As of June 30, 2006, current liabilities exceeded current assets by $477,386, the Company had limited cash resources, and the accumulated deficit, while decreasing, amounted to $370,106.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operation including repayment of certain bank debt, a convertible debenture, and other liabilities, it will need to seek debt and/or equity financing from outside sources. The company is currently pursuing debt and equity capital formation activities in order to increase its working capital and overall solvency positions.

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

Management is aware that there is a lack of segregation of duties due to the small number of employees managing administrative and financial matters. This constitutes a significant deficiency in the financial reporting. Management has, as is required by Israeli Law and also to mitigate these factors, hired an independent accountant/bookkeeper to review and compile our financial statements on a quarterly and annual basis.

At this time, management has decided that considering the employees involved and the control procedures in place and the potential benefits of adding additional employees to clearly segregate duties does not justify the additional expense.

We will periodically reevaluate this situation. If the situation changes and sufficient capital is secured, it is our intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

Changes in Internal Controls
Management has evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2006. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the three month period and six month period ended June 30, 2006, that have materially affected or that are reasonably likely to affect the internal controls.

Limitations on the Effectiveness of Controls
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

Part II. Other Information

Item 1.  Legal Proceedings.

Other than as set forth herein, we are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

The claim previously pending against Inrob, Israel from an ex-employee, for which a counter claim was filed, was settled during the period ended June 30, 2006. The matter was settled for consideration that was determined not to have a material affect on the current or future operations of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters To A Vote Of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

a.       Exhibits:
3.1     Articles of Incorporation of the Registrant, as amended*
3.2     By-laws of the Registrant, as amended*
31.1   Section 302 Certification of Chief Executive/Accounting Officer (1)
32.1   Section 906 Certification of Chief Executive/Accounting Officer (1)
------------
* Previously filed
(1) Filed herewith

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006	Inrob Tech Ltd.

/s/
Ben-Tsur Joseph, President and Chief Executive/Financial Officer