Form 10QSB
period 2006-09-30
Inrob Tech Ltd.
filed 2006-11-14
CIK 793595

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

Form 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

Commission file number: 000-49950

Inrob Tech Ltd.
(Exact name of registrant as specified in its charter)
Nevada	88-0219239
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

1515 Tropicana Ave, Suite 140
Las Vegas NV 89119
702-795-3601
(Address of Principal Executive Offices, Zip code)

702-795-3601
(Issuers’ Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 61,350,180 shares of the registrant’s common stock, $.0001 par value, outstanding as of November 10, 2006.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INROB TECH LTD.

INDEX TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2006, AND 2005
(Unaudited)

Financial Statements-

Balance Sheet as of September 30, 2006	F-2

Statements of Operations and Comprehensive (Loss) for the Three Months
And Nine Months Ended September 30, 2006, and 2005	F-3

Statements of Cash Flows for the Nine Months Ended
September 30, 2006, and 2005	F-4

Notes to Financial Statements September 30, 2006, and 2005	F-6

INROB TECH LTD.
BALANCE SHEET (NOTE 2)
AS OF SEPTEMBER 30, 2006
(Unaudited)

ASSETS
2006
Current Assets:
Cash and cash equivalents	$-
Accounts Receivable-
Trade	310,484
Employees and other	6,031
Income and other taxes	30,949
Less - Allowance for doubtful accounts	-
Inventories	645,214
Cost of uncompleted contracts in excess of billings	153,808
Prepaid expenses	10,492
Total current assets	1,156,978

Property and Equipment:
Office and computer equipment	85,048
Furniture and fixtures	58,402
Vehicles	338,952
Leasehold improvements	37,373
519,775
Less - Accumulated depreciation and amortization	(266,687)
Net property and equipment	253,088

Other Assets:
Deposits	2,108
Deffered offering costs	10,000
Loan receivable - Director and stockholder	497,697
Loans to related party companies	452,005
Deferred income taxes	147,895
Total other assets	1,109,705
Total Assets	$2,519,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank overdrafts	$66,801
Bank loans and other debt, current portion	281,561
Convertible debenture	42,500
Accounts payable - Trade	313,719
Due to related party - Director and stockholder	89,441
Billings on uncompleted contracts in excess of costs	120,168
Due to related party - Investor group	137,875
Accrued liabilities	514,717
Reserve for estimated loss on contract	38,333
Deferred revenue	584,075
Total current liabilities	2,189,190
Long-term Debt, less current portion:
Bank loans and other debt	47,416
Total long-term debt	47,416
Total liabilities	2,236,606

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $.001 per share; 20,000,000 shares
authorized; no shares issued and outstanding	-
Capital stock, par value $.001 per share; 80,000,000 shares
authorized; 61,350,180 shares issued and outstanding	61,350
Additional paid-in capital	852,568
Accumulated other comprehensive income	8,787
Accumulated (deficit)	(639,540)
Total stockholders' equity	283,165
Total Liabilities and Stockholders' Equity	$2,519,771

The accompanying notes to financial statements
are an integral part of this balance sheet.

INROB TECH LTD.
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE THREE-MONTHS AND NINE-MONTHS
ENDED SEPTEMBER 30, 2006, AND 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Services	$69,519	$108,086	$929,835	$879,201
Product sales	112,706	2,161	297,231	239,546
Total revenues	182,225	110,247	1,227,066	1,118,747
Cost of Goods Sold:
Services	386,126	358,614	909,549	966,322
Product sales	60,644	23,076	136,461	77,316
Total cost of goods sold	446,770	381,690	1,046,010	1,043,638
Gross Profit (Deficit)	(264,545)	(271,443)	181,056	75,109
Expenses:
General and administrative	198,967	159,900	526,109	326,199
Total general and administrative expenses	198,967	159,900	526,109	326,199
(Loss) from Operations	(463,512)	(431,343)	(345,053)	(251,090)
Other Income (Expense):
Interest and other income	13,921	1,473	51,571	1,572
Interest (expense)	(13,267)	(18,060)	(34,807)	(55,401)
Total other income (expense)	654	(16,587)	16,764	(53,829)
(Loss) before Income Taxes	(462,858)	(447,930)	(328,289)	(304,919)
(Provision) Benefit for income taxes	193,424	42	175,279	(3,571)
Net (Loss)	(269,434)	(447,888)	(153,010)	(308,490)
Comprehensive (Loss):
Israeli currency translation	(9,443)	17,736	5,018	31,591
Total Comprehensive (Loss)	$(278,877)	$(430,152)	$(147,992)	$(276,899)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted Average Number of Common Shares
Outstanding During the Periods- Basic and Diluted	61,350,180	39,448,949	61,350,180	31,183,333

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD.
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006, AND 2005
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating Activities:
Net (loss)	$(153,010)	$(308,490)
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	57,214	57,687
Deferred income taxes	(147,895)	-
Reserve for (recovery of ) loss on contract	(11,764)	-
Changes in net assets and liabilities-
Accounts receivable	(25,932)	24,827
Inventories	(167,907)	114,796
Cost of uncompleted contracts in excess of billings	36,175	-
Prepaid expenses and deposits	4,612	24,592
Accounts payable - trade and accrued liabilities	314,968	(53,726)
Billings on uncompleted contracts in excess of related costs	119,165	-
Deferred revenue	159,579	(207,304)
Income taxes payable and other	(20,272)	8,809
Net Cash Provided by (Used in) Operating Activities	164,933	(338,809)

Investing Activities:
Purchases of and adjustments to property and equipment	(75,192)	(10,888)
Net Cash (Used in) Investing Activities	(75,192)	(10,888)

Financing Activities:
Payments on long-term debt	(46,945)	(94,319)
Proceeds from (offset to) bank overdrafts	26,440	(341,698)
Proceeds from issuance of convertible debentures	-	675,000
Deferred offering costs	(10,000)	-
Loan receivable - Director and stockholder	(14,213)	-
Payments on Loan receivable - Director and stockholder	(192,500)	(312,497)
Proceeds from loan from related party - Investor group	137,875	-
Due from related party - Director and stockholder	199,520	-
Loans to related party companies	(194,936)	391,620
Net Cash Provided by (Used in) Financing Activities	(94,759)	318,106
Effect of Exchange Rate Changes on Cash	5,018	31,591
Net Increase (Decrease) in Cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD.
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006, AND 2005
(Unaudited)

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$31,638	$37,891
Income taxes	$20,147	$6,789

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
SEPTEMBER 30, 2006, AND 2005
(Unaudited)

(1) Summary of Significant Accounting Policies

 Basis of Presentation and Organization

Inrob Tech Ltd. (“Inrob Tech” or the “Company”) is a Nevada corporation which provides engineering products and services for the maintenance of critical and sophisticated equipment, and the integration and production of advanced wireless control solutions for unmanned air and ground vehicle (“UVR”) robots. The remote control systems of the Company are the “brains” for many UVR solutions. The current nature of Israel’s security situation coupled with the Company’s close work with the Israeli Defense Forces (“IDF”) and the Israeli police, has helped the Company gain extensive experience in a wide range of military and law enforcement UVR applications and control solutions. The Company has also targeted the civilian applications market, which includes solar powered equipment, and dangerous tasks such as nuclear plant maintenance, inspection and decommissioning, the demolition industry, and firefighting and rescue services. The accompanying financial statements of Inrob Tech were prepared from the accounts of the Company under the accrual basis of accounting in United States dollars. In addition, the accompanying financial statements reflect the completion of a reverse merger between Inrob Tech and Inrob Ltd. (“Inrob Israel”), which was effected on July 21, 2005.

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

Inrob Israel was organized as an Israeli corporation in 1988, under the name of Eligal Laboratories Ltd., and its UVR solutions include: (i) remote control systems (the “brains” of any robot); (ii) complete robot systems; and (iii) customized solutions. Inrob Israel is certified to design, manufacture and maintain electronic, optical and electro-mechanical equipment, and is a certified supplier to the Israeli Defense Forces and the Israeli Air Force. It has also been issued a certificate from the Israeli Air Force stating that its quality system is approved to perform inspections of products and services supplied to the Israeli Air Force. Inrob Israel changed its name to Inrob Ltd. in September 2003.

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

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006, AND 2005
(Unaudited)

Given that Inrob Israel is considered to have acquired Inrob Tech by a reverse merger through a Stock Purchase Agreement, and its sole stockholder currently has voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of September 30, 2006, and the operations for the periods ended September 30, 2006, and 2005, of Inrob Israel under the name of Inrob Tech Ltd. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Inrob Israel and Inrob Tech brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

 Unaudited Interim Financial Statements

The interim financial statements as of September 30, 2006, and for the periods ended September 30, 2006, and 2005, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2006, and the results of its operations and its cash flows for the periods ended September 30, 2006, and 2005. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2006. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to Inrob Tech Ltd.’s audited financial statements contained in its Annual Report on Form 10-KSB as of December 31, 2005, for additional information, including significant accounting policies.

 Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

 Restricted Cash

The Company maintains restricted cash as funds designated for specific purposes or for compliance with terms of contractual agreements. As of September 30, 2006, $271,911 was pledged as collateral against certain bank loans, and offset against bank overdrafts for financial reporting purposes.

 Accounts Receivable

Accounts receivable consist of amounts due from customers, employees and related parties. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of September 30, 2006, no allowance for doubtful accounts was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006, AND 2005
(Unaudited)

 Revenue Recognition

The Company generates revenues from product sales and maintenance service contracts.

Revenues from product sales are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB No. 104”) and Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is recognized when delivery has occurred provided there is persuasive evidence of an agreement, acceptance tests results have been approved by the customer, the fee is fixed or determinable and collection of the related receivable is probable. Customers are billed, according to individual agreements, upon completion of the contract. All product costs are deferred and recognized on completion of the contract and customer acceptance. A provision is made for the amount of any expected loss on a contract at the time it is known. As of September 30, 2006, the Company had a reserve for estimated loss on a contract in the amount of $38,333.

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

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006, AND 2005
(Unaudited)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended September 30, 2006, and 2005, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of September 30, 2006, the Company recorded $10,000 as deferred offering costs in connection with a capital formation activity.

Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred. For the three months ended September 30, 2006, and 2005, advertising and promotion costs amounted to $4,600 and $695, respectively. For the nine months ended September 30, 2006, and 2005, advertising and promotion costs amounted to $91,421, and $5,469, respectively.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006, AND 2005
(Unaudited)

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the periods ended September 30, 2006, and 2005, the only components of comprehensive income (loss) were the net income (loss) for the periods, and the foreign currency translation adjustments.

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

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006, AND 2005
(Unaudited)

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2006, the Company’s financial instruments approximated fair value to do the nature and maturity of such instruments.

 Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2006, and revenues and expenses for the periods ended September 30, 2006, and 2005. Actual results could differ from those estimates made by management.

(2) Going Concern

During the period ended September 30, 2006, and subsequent thereto, Inrob Tech continued its operations, and through the latter part of July 2005, its common stock registration activities. Subsequent to July 21, 2005, the effective date of the reverse merger between Inrob Tech and Inrob Israel, Inrob Israel withdrew its Registration Statement on Form F-1 with the SEC, and the Company pursued its operations, bank overdraft and debt reduction activities with the proceeds provided from convertible debentures and other transactions involving its common stock.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses, had negative working capital as of September 30, 2006, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006, AND 2005
(Unaudited)

(3) Inventories

As of September 30, 2006, inventories consisted of the following:

2006
Work in progress	$601,689
Materials	43,525
Total	$645,214

(4) Loan Receivable - Director and Stockholder

As discussed in Note 8, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, President, sole Director and stockholder, 2,057,415 shares of common stock of Inrob Tech in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand. As of September 30, 2006, the balance owed on the loan plus accrued interest amounted to $497,697.

(5) Loans to Related Party Companies

Loans to related party companies bear interest at a variable rate equivalent to the minimum rate allowed by the Israel Income Tax Ordinance (4% percent), are unsecured and are due, including principal and interest, on December 31, 2008. As of September 30, 2006, the loans consisted of the following:

2006
Ben-Tsur Joseph Holdings Ltd.	$231,198
Elina Industries Ltd.	220,807
Totals	$452,005

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
SEPTEMBER 30, 2006, AND 2005
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

On September 30, 2005, the Company issued a convertible debenture (the “Third Debenture”) in the amount of $42,500 to the same third-party entity that was the recipient of the Second Debenture. The Third Debenture carries an interest rate of ten (10) percent per annum, was due on November 30, 2005, and is convertible into 2,000,000 publicly traded shares of the Company’s common stock. The due date of the Third Debenture was extended to December 31, 2006, by written agreement between the parties. As of September 30, 2006, accrued interest on the Third Debenture, amounting to $4,250, was reflected as a component of accrued liabilities in the accompanying balance sheet. In addition, effective September 30, 2006, the third-party entity executed a document wherein it indicated that it had waived its right to convert the Third Debenture to common stock of the Company.

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

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006, AND 2005
(Unaudited)

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

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006, AND 2005
(Unaudited)

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” (“SFAS No. 155”). This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”), which amends SFAS No. 140,” Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company is currently reviewing the effect, if any, that this new guidance with have on its financial statements.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006, AND 2005
(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 123(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(10) Related Party Transactions

Inrob Israel entered into a management agreement with a Director and officer on October 1, 2003, which was subsequently extended as to its commencement date to May 1, 2005. Other terms and conditions related to equipment usage commenced with the original date of the agreement. Under the terms of the agreement, the Company is obligated to pay $15,000 per month during the first year and $20,000 per month thereafter for management fees. For the periods ended September 30, 2006, and 2005, the Company accrued $160,000 and $75,000, respectively under the management agreement. The Director and officer has agreed that he will not demand that the Company pay to him any accrued amounts related to the management agreement until the end of calendar year 2006. The management agreement does not have a specific completion date, but may be terminated by either party on written notice of three months.

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

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006, AND 2005
(Unaudited)

As of September 30, 2006, Mr. Ben-Tsur Joseph, President and Director of the Company, had loaned a total of $89,441 to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no terms for repayment.

(11) Commitments and Contingencies

For the year ended December 31, 2005, the Company was a party to a lease agreement in Israel for its premises which expired in January, 2006. In 2006, the Company entered into a new one-year lease agreement, with an option to extend the agreement for an additional year. The Company may terminate the lease agreement upon 60-days notice. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under the lease are approximately $23,000 for the remainder of the calendar year 2006.

The Company also entered into two sublease agreements for its leased premises in Israel which expired on December 31, 2005, under which it received approximately $31,350 for the year. Subsequent to December 31, 2005, the sublease agreements continued on a month-to-month basis until April, 2006, and June, 2006, respectively, when the parties to the sublease agreements moved from the leased premises of the Company. For the nine months ended September 30, 2006, the Company received approximately $10,716 of sublease income from the two parties.

In December 2005, the Company entered into an agreement for securing capital financing, and services related to stockholder relations and introductory services to market makers with an unrelated entity. The terms of the agreement required a payment of $50,000 at the commencement of the services which began in January 2006, and $10,000 per month thereafter for a period six months. For the nine months ended September 30, 2006, the Company paid $110,000 for services related to the agreement. Funding for the agreement was provided by an advance from a related party investor group.

In February 2006, the Company entered into an agreement with MoneyTV for certain media services related to the promotion of the Company on an international level. The agreement required the payment of a fee of $11,500 for such services. Funding for the agreement was provided by an advance from a related party investor group.

(12) Subsequent Event

On October 4, 2006, pursuant to authorization by the shareholders of the Company, Inrob Tech filed Amended Articles of Incorporation with the Nevada Secretary of State to increase the number of authorized shares of its common stock from 80,000,000 shares authorized to 380,000,000 shares, and to change the par value of its preferred and common stock from $0.001 per share to $0.0001 per share. Subsequent to the filing, the Company was authorized to issue a total of 400,000,000 shares, consisting of 380,000,000 shares of common stock and 20,000,000 shares of preferred stock, all with a par value of $0.0001 per share.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006, AND 2005
(Unaudited)

On November 9, 2006, pursuant to written consent provided by the board of directors, the Company established 1,000 shares of Series A Preferred Stock, par value $0.0001 with the Nevada Secretary of State. Each share of Series A Preferred Stock carries voting rights equal to 400,000 shares of common stock of the Company. In addition, the board of directors authorized the issuance of 1,000 shares of Series A Preferred Stock to Mr. Ben-Tsur Joseph, President and Director of the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

General
On July 15, 2003, Beeper Plus, Inc. changed its name to Western Gaming Corporation. Western Gaming Corporation (the “Company” or “WGC”), a Nevada corporation, was incorporated on March 25, 1986, and has its corporate headquarters at 1515 E. Tropicana Ave, #140, Las Vegas, NV, 89119. WGC was in the business of collecting, organizing and disseminating timely sports information through wireless services to individual and corporate customers throughout the United States, Canada and the Caribbean, as well as news information through a network of resellers. While the Company maintained its corporate name, Beeper Plus, Inc., we entered into a Purchase and Sale transaction on March 19, 2001, which became effective as of April 1, 2001. At that time, we sold the paging business known as The Sports Page and Score Page to BeepMe, a third party vendor and our creditor. As a consequence of the sale of our paging business, we ceased business operations in the paging business. On July 21, 2005, we entered into a Stock Purchase Agreement with Inrob Ltd., whereby we completed a reverse merger with Inrob Ltd., an Israeli engineering firm providing cost-efficient solution for organizations to outsource maintenance of critical and sophisticated equipment. We provide engineering products and services for the maintenance of critical and sophisticated equipment, and the integration and production of advanced wireless control solutions for unmanned air and ground vehicle (“UVR”) robots. The remote control systems of the Company are the “brains” for many UVR solutions.

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
As of September 30, 2006, we had 19 employees, as follows:

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

Inrob Israel and its management team have built its operations on this engineering experience and expanded customer base. In 1992 a second area of operations was added. Today, on top of our maintenance and support services, we develop, integrate and produce advanced wireless control solutions for unmanned air and ground vehicle (“UVR”) robots. Our remote control systems are the “brains” for many UVR solutions.

The current nature of Israel’s security situation coupled with our close work with the Israel Defense Forces (“IDF”) and the Israeli police, has helped us gain extensive experience in a wide range of military and law enforcement UVR applications and control solutions. We have the ability to provide fast and reliable solutions to meet the immediate operational needs of front-line IDF units as they arise. We recently began targeting the civilian applications market, which includes solar energy applications, and dangerous tasks services such as nuclear plant maintenance, inspection and decommissioning, the demolition industry, firefighting and rescue services.

Our UVR solutions include:

•	Remote control systems (the “brains” of any robot)

•	Complete robot systems

•	Customized solutions

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
We currently maintain the status of an acknowledged supplier to the Israeli Ministry of Defense and have top security clearance. Acknowledged supplier status allows us to provide services to the Israeli Ministry of Defense and the Israeli Defense Forces (i.e. Army, Navy and Air Force), which comprise a significant portion of our annual revenues. If we are unable to maintain the acknowledged supplier status, our business and results of operations may be materially adversely affected.

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

Indemnification of Directors, Officers and Others
Our By-laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys’ fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Nevada law.

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

During the nine months ended September 30, 2006, we obtained a Directors’ and Officers’ Liability insurance policy for the Company in the normal course of business to provide against possible liability from legal action brought by stockholders or other entities against our management.

Anti-Takeover Provisions
We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors. At the present time a large percentage of our shares are owned by a single shareholder, our Chairman and CEO, Mr. Joseph. Furthermore, Mr. Joseph owns 1,000 shares of our series A preferred stock which entitle him to voting rights equal to 400,000,000 shares of common stock. This would make any takeover attempt difficult.

Reports to Security Holders
Under the securities laws of Nevada, we are not required to deliver an annual report to our stockholders but we intend to send an annual report to our stockholders.

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2006 v. Three Months Ended September 30, 2005

For the three months ended September 30, 2006 v. September 30, 2005, the Company realized $182,225 in revenues compared to $110,247 for the same period in 2005, which resulted in an overall increase of $71,978, or 65.3%. The overall increase in revenues resulted primarily from an increase in product sales of $110,545, offset by a decrease in service revenues which amounted to $38,567, or 35.7%. Cost of goods sold amounted to $446,770 compared to $381,690 for the same period in 2005, resulting in an increase of $65,080, or 17.1%. General and administrative expenses increased from $159,900 in 2005, to $198,967 for the same period in 2006, resulting in an overall increase of $39,067, or 24.4%. The increase was attributable primarily to increases in management fees and promotional expenses. Other income (expense) for the three months ended September 30, 2006, went from an expense of $(16,587) to income of $654, which resulted in an overall increase in other income $17,241, or 103.9% between the periods. The increase was primarily attributable to additional interest income that was derived from interesting bearing notes receivable and bank balances, and a decrease in interest expense that resulted from the repayment of bank and other debt. Net loss for 2006, went from a loss of $(447,888) in 2005 to a net loss of $(269,434) in 2006, resulting in an overall decrease in net loss of $178,454, or 39.8% for the period. Comprehensive income (loss) for the three months ended September 30, 2006, decreased from comprehensive income of $17,736 in 2005 to comprehensive (loss) of $(9,443) in 2006, for an overall decrease related to currency translation rates of $(27,179), or 153.2%. Total comprehensive (loss) decreased from a loss of $(430,152) in 2005, to $(278,877) in 2006, resulting in an overall decrease of comprehensive (loss) of $151,275, or 35.2%.

Nine Months Ended September 30, 2006 v. Nine Months Ended September 30, 2005

For the nine months ended September 30, 2006, v. September 30, 2005, the Company realized $1,227,066 in revenues compared to $1,118,747 for the same period in 2005, which resulted in an overall increase of $108,319, or 9.7%. The overall increase in revenues resulted primarily from an increase in services revenues of $50,634, or 5.8%, and an increase in product sales which amounted to $57,685, or 24.1%. Cost of goods sold amounted to $1,046,010 compared to $1,043,638 for the same period in 2005, resulting in an increase of $2,372, or 0.2%. General and administrative expenses increased from $326,199 in 2005, to $526,109 for the same period in 2006, resulting in an overall increase of $199,910, or 61.3%. The increase was attributable primarily to increases in management fees and promotional expenses. Other income (expense) for the nine months ended September 30, 2006, went from an expense of $(53,829) to income of $16,764, which resulted in an overall increase in other income $70,593, or 131.1% between the periods. The increase was primarily attributable to additional interest income that was derived from interesting bearing notes receivable and bank balances, and a decrease in interest expense due to the repayment of long-term debt and other loans. Net (loss) for 2006, went from $(308,490) in 2005 to $(153,010) in 2006, resulting in an overall decrease in net loss of $155,480, or 50.4% for the period. Comprehensive income for the nine months ended September 30, 2006, decreased from $31,591 in 2005 to $5,018 in 2006, for an overall decrease related to currency translation rates of $26,573, or 84.1%. Total comprehensive (loss) decreased from $(276,899) in 2005, to $(147,992) in 2006, resulting in an overall decrease in comprehensive loss of $128,907, or 46.6%, due to the activity described above.

Liquidity and Financial Resources

During the nine months ended September 30, 2006, net cash provided by operating activities amounted to $164,933 when compared to net cash (used in) operating activities of $(338,809) for the same period in 2005. The increase in net cash provided from operations was due primarily to lower net loss for then period, increases in accounts receivable, inventories, and the cost of uncompleted contracts in excess of billings, and decreases in accounts payable - trade, and deferred revenues, offset by increases in accrued liabilities and depreciation. Net cash used in investing activities in 2006 for the purchase of property and equipment amounted to $75,192. In 2006, financing activities used $94,759 in net cash primarily due to reduction of related party and bank debt. As of September 30, 2006, current liabilities exceeded current assets by $$1,032,212, the Company had limited cash resources, and the accumulated deficit amounted to $639,540.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operation including repayment of certain bank debt, a convertible debenture, and other liabilities, it will need to seek debt and/or equity financing from outside sources. The company is currently pursuing debt and equity capital formation activities in order to increase its working capital and overall solvency positions.

Item 3. CONTROLS AND PROCEDURES.

Evaluation and Disclosure Controls and Procedures
The Company, under the supervision and with the participation of our management, under our Sole Executive Officer, filling the position of Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “Disclosure Controls and Procedures,” as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that information required to be disclosed by our in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer has also concluded that our disclosure controls and procedures are effective also to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act are accumulated and communicated to our management to allow timely decisions on required disclosure.

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

Changes in Internal Controls
Management has evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2006. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the three month period and nine month period ended September 30, 2006, that have materially affected or that are reasonably likely to affect the internal controls.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

From time to time the Company may be subject to litigation incidental to its business. The Company is not currently a party to any material legal proceedings

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 10, 2006, we issued 1,000 shares of series A preferred stock to Mr. Ben-Tsur Joseph, President and a member of the Board of Directors of the Company. Such shares were issued in consideration of services provided to the Company and without payment. The shares of series A preferred stock have no rights other than voting rights equal to 400,000 shares of common stock for each share of series A preferred stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

Item 6. EXHIBITS.

Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1 - Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INROB TECH LTD.

/s/ BEN-TSUR JOSEPH
Ben-Tsur Joseph, Chief Executive Officer/ Chief Financial Officer

Date: November 14, 2006