Form 10KSB/A
period 2005-12-31
Inrob Tech Ltd.
filed 2006-12-22
CIK 793595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

Amendment No. 1

to

FORM 10-KSB

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the issuer's revenues for its most recent fiscal year: $1,580,615State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of March 29, 2006, the aggregate market value was approximately $12,229,433.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value 61,350,180
(Class) (Outstanding as of March 31, 2006)

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

PART I

Item 7. Financial Statements

INROB TECH LTD.

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, AND 2004

Financial Statements-

Report of Registered Independent Auditors	F-2

Restated Balance Sheet as of December 31, 2005	F-3

Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2005, and 2004	F-4

Restated Statements of Stockholders' (Deficit) for the Years Ended December 31, 2005, and 2004	F-5

Statements of Cash Flows for the Years Ended December 31, 2005, and 2004	F-6

Restated Notes to Financial Statements for the Years Ended December 31, 2005, and 2004	F-8

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Inrob Tech Ltd.:

We have audited the accompanying balance sheet of Inrob Tech Ltd. (a Nevada corporation) as of December 31, 2005, and the related statements of operations and comprehensive income (loss), stockholders' (deficit), and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in the last paragraph of Note 2 to the financial statements, errors in the presentation of a promissory note from the sole officer and director of the Company in the amount of $475,000, and the weighted average number of shares outstanding resulting from the completion of a reverse merger were determined by management of the Company. Accordingly, the balance sheet as of December 31, 2005, and the Statements of Stockholders' (Deficit) for the periods ended December 31, 2005, and 2004, have been restated to correct the errors. The restatement for the errors did not result in adjustments to net income (loss) for the corresponding periods.

Respectfully submitted,

/s/ Davis Accounting Group P.C.
Cedar City, Utah,
March 20, 2006, except for the last paragraph of Note 2 for which the date is December 21, 2006.

INROB TECH LTD.
RESTATED BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2005

2005
ASSETS
Current Assets:
Cash and cash equivalents	$-
Accounts Receivable-
Trade	317,963
Employees and other	3,569
Less - Allowance for doubtful accounts	-
Inventories	477,307
Cost of uncompleted contracts in excess of billings	189,983
Prepaid expenses	15,104
Total current assets	1,003,926

Property and Equipment:
Office and computer equipment	54,935
Furniture and fixtures	70,814
Vehicles	318,834
444,583
Less - Accumulated depreciation	(209,473)
Net property and equipment	235,110

Other Assets:
Deposits and other	10,467
Loans to related party companies	257,069
Total other assets	267,536
Total Assets	$1,506,572

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Bank overdrafts	$40,361
Bank loans and other debt, current portion	323,776
Convertible debenture	42,500
Accounts payable - Trade	277,517
Billings on uncompleted contracts in excess of related costs	1,003
Due to related party - Director and stockholder	82,421
Accrued liabilities	235,951
Reserve for estimated loss on contract	50,097
Deferred revenue	424,496
Income taxes payable	20,147

Total current liabilities	1,498,269

Long-term Debt, less current portion:
Bank loans and other debt	52,146
Total long-term debt	52,146

Total liabilities	1,550,415

Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $.001 per share; 20,000,000 shares
authorized; no shares issued and outstanding	-
Capital stock, par value $.001 per share; 80,000,000 shares
authorized; 61,350,180 shares issued and outstanding	61,350
Additional paid-in capital	852,568
Less - Loan receivable - Director and stockholder	(475,000)
Accumulated other comprehensive income	3,769
Accumulated (deficit)	(486,530)
Total stockholders' (dificit)	(43,843)
Total Liabilities and Stockholders' (Deficit)	$1,506,572

The accompanying notes to financial statements are an integral part of this balance sheet.

INROB TECH LTD.
STATEMENTS OF OPERATIONS (NOTE 2)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005, AND 2004

	2005	2004
Revenues:
Services	$1,154,932	$1,049,313
Product sales	425,683	157,008
Total revenues	1,580,615	1,206,321
Cost of Goods Sold:
Services	832,315	917,506
Product sales	102,615	90,910
Total cost of goods sold	934,930	1,008,416

Gross Profit	645,685	197,905
Expenses:
General and administrative	502,568	508,317

Total general and administrative expenses	502,568	508,317

Income (Loss) from Operations	143,117	(310,412)

Other (Expense):
Interest (expense)	(38,795)	(67,410)
Gain - sale of equipment	5,120	41,621
Total other (expense)	(33,675)	(25,789)

Income (Loss) before Income Taxes	109,442	(336,201)

Provision for income taxes	(14,057)	(12,619)

Net Income (Loss)	95,385	(348,820)

Comprehensive Income (Loss):
Israeli currency translation	20,190	(537)

Total Comprehensive Income (Loss)	$115,575	$(349,357)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$0.00	$(0.01)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	38,753,607	26,880,484

The accompanying notes to financial statements are an integral part of these statements.

INROB TECH LTD.
RESTATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)  (NOTE 2)
FOR THE PERIODS ENDED DECMEBER 31, 2005, AND 2004

						Less -Loan
						Receivable	Accumulated
					Additional	-Director	Other
	Preferred Stock		Common Stock		Paid-in	and	Comprehensive	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Stockholder	Income (Loss)	(Deficit)	Totals

Balance - December 31, 2003	-	$-	26,880,484	$26,881	$(736,049)	$-	$(15,884)	$(233,095)	$(958,147)

Israeli currency translation	-	-	-	-	-	-	(537)	-	(537)

Net (loss) for the period	-	-	-	-	-	-	-	(348,820)	(348,820)

Balance - December 31, 2004	-	-	26,880,484	26,881	(736,049)	-	(16,421)	(581,915)	(1,307,504)

Exercise of stock options to reduce
debt and liabilities	-	-	109,290	109	47,891	-	-	-	48,000

Issuance of common stock to reduce
debt and liabilities	-	-	602,806	603	151,983	-	-	-	152,586

Purchase of common stock for cash	-	-	2,057,415	2,057	472,943	(475,000)	-	-	-

Common stock issued for liabilities and
services	-	-	350,000	350	39,650	-	-	-	40,000

Conversion of convertible debenture
into common stock	-	-	10,114,470	10,114	239,886	-	-	-	250,000

Conversion of convertible debenture
into common stock	-	-	21,035,715	21,036	611,464	-	-	-	632,500

Issuance of common stock for accrued
interest on convertible debenture	-	-	200,000	200	24,800	-	-	-	25,000

Israeli currency translation	-	-	-	-	-	-	20,190	-	20,190

Net income for the period	-	-	-	-	-	-	-	95,385	95,385
Balance - December 31, 2005	-	$-	61,350,180	$61,350	$852,568	$(475,000)	$3,769	$(486,530)	$(43,843)

The accompanying notes to financial statements are an integral part of these statements.

INROB TECH LTD.
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2005, AND 2004

	2005	2004
Operating Activities:
Net income (loss)	$95,385	$(348,820)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45,441	47,931
Reserve for loss on contract	50,097	-
Loss (gain) on sale of equipment	-	(41,621)
Write-down of related party loans receivable	-	-
Changes in net assets and liabilities-
Accounts receivable	(31,799)	(105,153)
Inventories	(276,113)	(94,094)
Cost of uncompleted contracts in excess of billings	(189,983)	-
Prepaid expenses and deposits	22,785	(7,200)
Accounts payable - trade and accrued liabilities	(90,433)	282,668
Billings on uncompleted contracts in excess of related costs	1,003	-
Deferred revenue	146,276	202,652
Income taxes payable	(6,334)	(720)

Net Cash (Used in) Operating Activities	(233,675)	(64,357)

Investing Activities:
Purchases of property and equipment	8,195	(191,594)
Proceeds from sale of property and equipment	5,120	53,452

Net Cash Provided by (Used in) Investing Activities	13,315	(138,142)

Financing Activities:
Increase (decrease) in long-term debt	(58,680)	116,053
Proceeds from (offset to) bank overdrafts	(523,818)	83,120
Proceeds from convertible debenture	617,500	250,000
Loan receivable - Director and stockholder	(475,000)	-
Interest on Loan receivable - Director and stockholder	(8,484)	-
Payments on (advances to) Loan - Director and stockholder	155,525	(61,812)
Due to related party - Director and stockholder	82,421	-
Loans to related party companies	410,706	(184,325)

Net Cash Provided by Financing Activities	200,170	203,036

Effect of Exchange Rate Changes on Cash	20,190	(537)

Net Increase (Decrease) in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

INROB TECH LTD
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2005, AND 2004

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$48,945	$88,189
Income taxes	$20,391	$13,339

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

On November 30, 2005, the Company issued 200,000 shares of its common stock in connection with the satisfaction of accrued interest on the $250,000 convertible debenture issued by Inrob Israel (see above). The value of the common stock issued was $25,000.

The accompanying notes to financial statements are an integral part of these statements.

INROB TECH LTD.
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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

(2) Going Concern and Correction of Errors.

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

Subsequent to December 31, 2005, management of the Company determined that the promissory note for $475,000 issued to the Company by Mr. Ben-Tsur Joseph for the purchase of 2,057,415 shares of common stock under a Share Transfer and Loan Agreement was a stock subscription arrangement. As such, the amount of the promissory note has been classified in the accompanying balance sheet as a deduction from common stock equity. In addition, the Statements of Stockholders' (Deficit) for the periods ended December 31, 2005, and 2004, have been restated to reflect the correct number of weighted average number of common shares outstanding for the periods from the completion of a reverse merger in July 2005.

INROB TECH LTD.
RESTATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, AND 2004

(3) Inventories

As of December 31, 2005, inventories consisted of the following:

2005
Work in progress	$441,866
Materials	35,441
Total	$477,307

(4) Loan Receivable - Director and Stockholder

As discussed in Note 9, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, President, sole Director and stockholder, 2,057,415 shares of common stock of Inrob Tech in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand. As of December 31, 2005, the balance owned on the loan plus accrued interest amounted to $483,484. The Company has classified the amount of the promissory note due from Mr. Joseph, or $475,000, as an offset to common stock equity, due to the nature of the transaction as a common stock subscription arrangement.

(5) Loans to Related Party Companies

Loans to related party companies bear interest at a variable rate equivalent to the minimum rate allowed by the Israel Income Tax Ordinance (4% percent), are unsecured and are due, including principal and interest, on December 31, 2008. As of December 31, 2005, the loans consisted of the following:

2005
Ben-Tsur Joseph Holdings Ltd.	$175,459
Elina Industries Ltd.	81,610
Totals	$257,069

(6) Bank Indebtedness

Inrob Israel has various short-term loans and bank loan arrangements to fund its operations. As security for bank indebtedness, it has pledged and assigned to Israel Discount Bank all of its revenues from purchase orders with certain national government customers, as well as a second collateral position on all other receivables and assets.

INROB TECH LTD.
RESTATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, AND 2004

(7) Bank Loans and Other Debt

As of December 31, 2005, bank loans and other debt consisted of the following:

2005
Short-term Bank Loans:
Short-term loans, 5.75%-8.75% interest, mature by December 8, 2006, secured	$242,538
Bank Loan #1:
Monthly payments including interest at 6.30% per annum, matures October 10, 2006, secured	34,242
Bank Loan #2:
Monthly payments including interest at 6.75% per annum, matures February 27, 2008, secured	51,406
Bank Loan #3:
Monthly payments including interest at 6.17% per annum, matures February 10, 2008, secured	12,303
Bank Loan #4:
Monthly payments including interest at 6.21% per annum, matures June 2, 2007, secured	35,433
Totals	375,922
Less - Current portion	(323,776)
Total Bank Loans and Other Debt	$52,146

Principal repayments of bank loans and other debt are as follows:

2006	$323,776
2007	46,169
2008	5,977
Totals	$375,922

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
RESTATED NOTES TO FINANCIAL STATEMENTS
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

On July 21, 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, President, sole Director and stockholder, 2,057,415 shares of common stock of the Company in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand. The Company has classified the amount of the promissory note due from Mr. Joseph, or $475,000, as an offset to common stock equity, due to the nature of the transaction as a common stock subscription arrangement.

INROB TECH LTD.
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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

INROB TECH LTD.
RESTATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, AND 2004

As described in Note 9 above, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, its President, Director and sole stockholder, 2,057,415 shares of common stock of Inrob Tech in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand. The Company has classified the amount of the promissory note due from Mr. Joseph, or $475,000, as an offset to common stock equity, due to the nature of the transaction as a common stock subscription arrangement.

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

(13) Income Taxes

The provision (benefit) for income tax for the periods ended December 31, 2005, and 2004, were as follows (assuming a 34% effective tax rate):

	2005	2004
Current Tax Provision:
Federal-
Taxable income	$14,057	$12,619
Total current tax provision	$14,057	$12,619
Deferred Tax Provision:
Federal-
Loss carryforwards	(32,400)	118,600
Change in valuation allowance	32,400	(118,600)
Total deferred tax provision	$—	$—

INROB TECH LTD.
RESTATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005, AND 2004

The Company had deferred income tax assets as of December 31, 2005, and 2004, as follows:

	2005	2004
Loss carryforwards	$165,400	$197,800
Less - Valuation allowance	(165,400)	(197,800)
Total net deferred tax assets	$—	$—

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

	2005	2004
Customer A	$610,579	$630,237
Customer B	—	168,613
Customer C	168,681	149,661

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 21, 2006	Inrob Tech Ltd.

_______/s/______________
Ben-Tsur Joseph, President and Chief
Accounting Officer

Date: December 31, 2006	Inrob Tech Ltd.

_______/s/______________
Ben-Tsur Joseph, Sole Director