Form 10KSB
period 2006-12-31
Inrob Tech Ltd.
filed 2007-04-24
CIK 793595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934
For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been .subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the issuer's revenues for its most recent fiscal year: $1,656,798

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of March 30, 2007, the aggregate market value was approximately $9,572,160.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	63,258,586
(Class)	(Outstanding as of March 30, 2007)

Transitional Small Business Disclosure Format (Check one): Yes ☐; No _X_

PART I

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

Item 1. Description of Business

General

We were incorporated under the laws of Nevada on March 25, 1986, under the name Beeper Plus, Inc. In April 2001, we consummated a Purchase and Sale transaction for the sale of our paging business known as The Sports Page and Score Page to BeepMe, a third party vendor and our creditor. As a consequence of the sale of our paging business, we ceased business operations in the paging business. In July 2003, we changed our name to Western Gaming Corporation. Under that name we were in the business of collecting, organizing and disseminating timely sports information through wireless services to individual and corporate customers throughout the United States, Canada and the Caribbean, as well as news information through a network of resellers.

On July 21, 2005, we entered into a Stock Purchase Agreement with the sole shareholder of Inrob Ltd., Ben-Tsur Joseph, whereby all of the issued and outstanding shares of Inrob Ltd. (10,020 shares of common stock) were acquired by us for a total of 26,442,585 shares of Common Stock, issued after the reverse split of the Common Stock at the rate of 10.98 shares of old Common Stock for each one share of new Common Stock. As part of the reverse merger, 2,057,415 shares of our Common Stock were purchased by Inrob Ltd on behalf of Mr. Joseph. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Ltd. whereby Inrob Ltd. transferred to Mr. Joseph 2,057,415 shares of our Common Stock in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The name of our Company was changed to Inrob Tech Ltd. effective August 17, 2005.

The shares issued to Mr. Joseph, together with the shares issued to Inrob Ltd. in the reverse merger, gave Mr. Joseph, at the time of the transaction, control over approximately 95% of the issued and outstanding shares of our common stock immediately after the effectiveness of the reverse split. As part of the transaction with Mr. Joseph, Mr. Frank DeRenzo, our former President and former controlling shareholder, received a total of 350,000 shares of post reverse common stock for consultancy services provided in the past.

General Information

Inrob Ltd, our wholly owned Israel based subsidiary (herein referred to as “Inrob Ltd.”), was established in 1988 as an engineering firm providing a cost-efficient solution for organizations to outsource maintenance of critical and sophisticated equipment. Through Inrob Ltd., we now provide maintenance support of industrial electronic, electro-mechanical, optical and other scientific equipment, mainly to customers in the defense industry. We also develop, integrate and produce advanced wireless control solutions for unmanned ground vehicle (“UVR”) robots. Our remote control systems are the "brains" for many UVR solutions. Our objective is to be a world leader in the development and production of advanced wireless control systems and integrated solutions for robots. We aim to provide integrated solutions to meet the needs of a wide range of mission-critical military, law enforcement and civilian applications.

Inrob's current maintenance activity encompasses the repair and calibration of technologically advanced instruments and systems for companies and organizations such as the Israeli defense forces and Ministry of defense, various defense oriented industries, hospitals and medical centers, universities and academic institutes, laboratories and research centers, energy and infrastructure facilities, communication companies and transport and aviation organizations.

Inrob's maintenance staff is composed of experienced staff and support technicians. Inrob's personnel is regularly updated with current technological evolutions and participates on a regular basis in further training to keep themselves up to date with developments in Inrob's field of operation. For the supply of its maintenance services Inrob keeps a large and versatile array of high end, top of the line, electronic testing and repair appliances available for such use.

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

Our UVR solutions include:

•	Remote control systems (the "brains" of any robot);
•	Complete robot systems;
•	Customized solutions

We are certified to design, manufacture and maintain electronic, optical and electro-mechanical equipment and are a certified supplier to the Israel Defense Forces and the Israeli Air Force. We have also been issued a certificate from the Israeli Air Force stating that our quality system is approved to perform inspection of products and services supplied to the Israeli Air Force.

Market for our Products

Robots are increasingly used in tasks involving any of the "three D’s" -- dirty, dangerous or dull. Many commercial industries have successfully made use of robotic technology in well-structured ground environments such as manufacturing and in semi structured environments such as automated agriculture. There is also extensive use of unmanned vehicles in the relatively uncluttered environments of air and sea operations. However, perhaps the most difficult challenge for robots today is the use of unmanned ground vehicles in the unstructured, complex and changing outdoor environment of land operations.

Our target market is the full range of military, law enforcement and civilian mission-critical applications for unmanned ground vehicles. We have particular expertise and experience in such applications of UVRs.

Advances in remote-control technologies are leading to increased use of UVRs. For example, UVRs are expected to produce significant changes in ground warfare. Under a plan presented to the United States Congress by Senator John Warner of Virginia in 2000, by 2015 one-third of US ground combat vehicles would be unmanned. The Senate Armed Services Committee responded by earmarking $246 million in the 2001 budget for research in unmanned ground and air systems. The United States defense budget also includes significant funding for unmanned vehicle projects including research by the Defense Advanced Research Projects Agency (DARPA), which develops advanced technologies for the US Army's future combat systems. We have, with one relatively insignificant exception, made no sales outside of Israel to date, and cannot assure you that sales to the United States or other countries will be made on commercially acceptable terms, if at all.

Over time, robotic technologies will enable UVRs to be more independent. Autonomous and semi autonomous mobile robots maneuvering between obstacles in real environments and operating independently, is one of the most challenging research and development topics in mobile robotics today. The control algorithms under development include collecting information from various sensors (laser range finders, ultrasonic sensors, infrared sensors), processing this information, including use of artificial intelligence, and generating real-time instructions for the desired robot motion.

Military Applications:

Explosive Ordinance Disposal (“EOD”) . Robots reduce or eliminate the bomb technician's time-on-target. Procedures performed during bomb disposal missions include surveillance and inspection, X-ray imaging, and disruption. These tasks require that sensors or tools be placed in close proximity to the threat. A robot takes risk out of potentially deadly scenarios and lets a bomb technician focus on what to do with the explosive device rather than on the immediate danger to his life.

Other Military Applications. There are many other military tasks that are candidates for UVR employment. These include:

•	Weapons platforms;
•	Reconnaissance and intelligence gathering;
•	Target acquisition, including a kamikaze role of guiding weapons to target;
•	Nuclear, biological and chemical (“NBC”) warfare surveillance and monitoring;
•	Ambushes;
•	Decoy and deception;
•	Combat engineering, including establishing and breaching obstacles;
•	Communications relay;
•	Remote sensors deployment and monitoring;
•	Deploying mines;

•	Forward area re-supply; and
•	Adding greater realism in training exercises.

 Law Enforcement Applications:

Improvised Explosive Devices (“IED”). This was one of the earliest applications of remotely controlled robots, developed by the British Army in the early 1970's for use in Northern Ireland. While there are many similarities between military and law enforcement bomb disposal operations, the threats are sufficiently different to treat the two as separate markets. In addition to EOD, law enforcement bomb disposal more likely involves dealing with relatively unstable explosive devices. The very act of approaching a suspected object can be dangerous as points along the path to the device may be booby-trapped. In addition, no matter how careful a bomb technician is in the inspection or handling of an IED, the possibility always exists that the bomber is waiting nearby to remotely operate the device or a secondary device when the bomb technician is within range. There are approximately 550 bomb squads in the United States. According to an April 2000 report prepared by the Counter Terrorism Technology Support Office (“CTTSO”), less than 30 percent are equipped with bomb disposal robots. While this percentage may have risen since September 11, 2001, we believe there exists a significant market in the United States for bomb disposal robots.

Other Law Enforcement Applications. Other likely law enforcement applications for robots include surveillance, SWAT tasks and exchanging messages during hostage negotiations.

Civilian Applications

Generally any industry or job involving the "three D’s" should consider a dedicated robot or remote operated conversion of their standard vehicle. Examples include nuclear plant maintenance, inspection and decommissioning and the demolition industry, which performs many dangerous tasks while pulling down a building. Another important civilian application is firefighting and rescue services.

Customer Needs Common for all Applications

A major customer need, common for all applications, is for integrated UGV systems with the ability to complete a total mission, versus an individual task. A robot may be able to perform a number of tasks very well, but if it fails or the user believes it will fail in the performance of one task required to complete a particular mission, its utility is greatly diminished. To meet this need, UGV companies will have to provide integrated solutions that can be easily tailored to the users' mission requirements.

Products and Services

Products

A variety of companies around the world currently manufacture robots for use in military, law enforcement and civilian applications. The size of these robots varies from as small as a shoebox to as large as a tele-operated tank. Control and traction methods vary considerably. Some are controlled by radio frequency while others use fiber optic or coax cable. Traction varies from tank-like tracks to multi-wheel combinations.

  Principal components of robots include the following:

Platform: This includes the motors, drive train, power source, and structural components. The platform could be a specially designed robot or a standard military or commercial vehicle.

Operator Control Unit: This allows the user to control the robot and its functions in an intuitive fashion. The control unit is compact, lightweight, and easy to operate. It is made of durable waterproof materials, has its own battery source, and can operate under difficult and severe environmental conditions. The control unit allows two-way communication with the robot, i.e. it enables the operator to send instructions to the robot, as well as receive information back from the robot such as real-time video pictures, battery status, traveling speed, and temperature.

Communications: The communication system provides the clear transmission of data (operator instructions, video images etc.) at the robot's operating range. Most robots use wireless radio frequency communication as the primary mode of communication, although some robots use a fiber optic cable.

Tools: These enable the robot to carry out its primary mission. Tools may include a manipulator with adequate reach and freedom, camera, disrupter, x-ray detector and various sensors and weapon systems.

We design and produce the operator control unit and the communication devices for the UVRs. When a customer requests that we produce a complete UVR, we outsource the UVR’s platform, tools and sensors to third party manufacturers. We have manufactured and sold our products, on each occasion on a customized basis.

 Services

Inrob Ltd. provides maintenance services for:

•	Laboratory equipment including: testing and measurement equipment, temperature chambers and x-ray equipment.
•	Industrial equipment including: balance machinery, presses, cleaning equipment and production lines.
•	Scientific and medical equipment including: spectrometry equipment, laser apparatuses and analytical tools.
•	Closed circuit television systems including: cameras, monitors and traverse sensors.
•	Optical equipment including: cameras and boroscopes.
•	Command and control equipment including: transmission and reception systems, control systems and robots.
•	Audio equipment including: recording equipment, announcing systems, amplification systems and sound systems.
•	Miscellaneous equipment including: power generators, fail-safe products, projectors and control rooms.

Most of the equipment used for providing such maintenance services is standard equipment purchased in the local market. Some of the equipment is special designated equipment that is purchased from the original manufacturers of the equipment we supply maintenance services for.

Manufacturing

We manufacture control and command units which includes the following devices: devices for the coordination of the driving mechanism, devices to control and command the "arms" of the robots, analyzing units for information received from the robot, dispersion of electric current, development of software for each custom made unit according to the relevant application;

We also manufacture electric and electro-mechanic units, including engine drivers, wiring, electric current supply model, and operating unit - ergonomics, device for communication with robot, software for operation and interface of remote control, development and manufacture of command and electronic cards.

Most of the equipment used for such production is standard equipment. Inrob Ltd. manufactures robots and control and command units that are sold as finished goods ready to use by the customer.

We are in the process of negotiating the acquisition of a manufacturing plant in the Philippines where we will be able to manufacture most of our own products on more favorable terms. We have not entered into any definitive agreements regarding this acquisition and there can be no assurance that the proposed transaction will be completed.

Regulation

The export of our products is subject to licensing requirements imposed by the Israeli government and requires the approval of SIBAT, a Foreign Defense Assistance and Defense Export Department of the Israeli Ministry of Defense. Except for those regulations that affect businesses generally, we are not affected by any other government regulation

Competition

Our competitors include several large, defense contractors including:

•	Cybernetix, France
•	ESI, Canada
•	Foster-Miller, USA
•	Kentree, Ireland
•	OAO Robotics (acquired by Lockheed Martin, Dec. 2001), USA
•	Remotec (subsidiary of Northrop Grumman), USA
•	the Israel Aircraft Industries Ltd., the Israel Military Industries Ltd., Elbit Ltd., and Elop Ltd. (all Israeli companies).

These companies have significantly greater financial, technical and human resources than we do, as well as a wider range of products than we have. In addition, many of our competitors have much greater experience in marketing their products, as well as more established relationships with our target government customers. Our competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. As a result, we may have difficulty maintaining our market share

We believe that our competitive edge is the quality, product features and level of integration of our solutions. Because of Israel's security situation and our close work with the Israel Defense Forces and the Israeli police, we have extensive experience in a wide range of military and law enforcement applications. We have the ability to provide fast and reliable solutions to meet the immediate operational needs of front-line IDF units as they arise.

According to research in the United States, the most important issues in current UGV usage include the ability to provide integrated solutions and dependable control and communication systems. We have particular expertise and experience in these two critical areas. Overall, we believe that this experience gives our technology and applications a crucial competitive advantage.

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

Employees

As of December 31, 2005, we had 16 employees, as follows:

Number of Employees
Management	3
Service	4
Sound/Service Projects	5
Production/Products	4

In addition, our relationship with Ben-Tsur Joseph, our President, is governed by the terms of a management agreement.

There is currently a collective agreement signed between the labor federation and the industry union in Israel, which applies to the employees of Inrob Ltd. under an expansion order. We believe that our employee relations are good.

RISK FACTORS

Risks Related to Our Business

We have incurred significant losses to date and expect to continue to incur losses.

During the year ended December 31, 2006, we incurred net losses of approximately $828,232. We expect to continue to incur losses for at least the next 12 months. Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

Our auditors have issued a going concern opinion, which may make it more difficult for us to raise capital.

Our auditors have included a going concern opinion on our financial statements because of concerns about our ability to continue as a going concern. These concerns arise from the fact that we have continuing operating losses and negative working capital. If we are unable to continue as a going concern, you could lose your entire investment in us.

If we are unable to obtain additional funding, we may have to reduce our business operations.

We recently completed two $3,000,000 financings (November 15, 2006, and March 27, 2007) and anticipate, that the funds received will be sufficient to satisfy our operations for the next 12 months. Nevertheless, if our marketing campaign is not successful in promoting sales of our services, we will be required to seek additional financing. We will also require additional financing to expand into other markets and further develop our products and services. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available when needed, on commercially reasonable terms or at all. The inability to obtain additional capital may reduce our ability to expand our business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

If we cannot maintain our current relationship with A.R.T.S. Ltd., our operations would be materially adversely affected.

One of our main sub-contractors, A.R.T.S. Ltd., provides critical research, development and production operations to us. During the past 10 years, A.R.T.S. Ltd. has developed for us most of the software required for our robot related activities. We do not have an agreement with A.R.T.S. Ltd. for the provision of their services to us, and cannot be assured that we will be able to maintain this relationship with that entity. In the event that our relationship with A.R.T.S. Ltd. ceases, the interruption to our research and development activities and production operations would be harmful to our business, and may require a long period of time to establish relationships with new partners with the required level of know-how and expertise. We currently know of several wireless communications software companies, both in Israel and worldwide, capable of providing us with the same services we currently outsource to A.R.T.S. Ltd.

As we are a technology-based company, we are required to update our technology and knowledge base on a regular basis. We are a relatively small company, and we have never made the quantitative distinction between our R&D expenses and any other expenses. Thus, we are not able to assess the amount of funds we have paid for R&D over the years, nor are we able to assess the financial effects a break up with A.R.T.S. Ltd. may have on our business.

If we do not maintain our acknowledged supplier status with the Israeli Ministry of Defense our business could be materially adversely affected.

We currently maintain the status of an acknowledged supplier to the Israeli ministry of defense and have top security clearance. Acknowledged supplier status allows us to provide services to the Israeli Ministry of Defense and the Israeli Defense Forces (i.e. Army, Navy and Air Force), which comprise a significant portion of our annual revenues (as shown in the table below). If we are unable to maintain the acknowledged supplier status, our business and results of operations may be negatively impacted.

We are highly dependent on sales to the Israeli Ministry of Defense. and the Israeli Defense Forces.

We are highly dependent on sales of our products and services to the Israeli Ministry of Defense. and the Israeli Defense Forces. The following table sets forth the percentage of our total sales that were made to the Israeli Ministry of Defense and the Israeli Defense Forces since 2001.

% of total	% of total	% of total
sales in 2004	sales in 2005	sales in 2006
42.71%	39.33%	43.60%

In addition, orders by the Ministry of Defense are subject to cancellation without prior notice. Unless we are able to diversify our customer base, in the event that there is any interruption of sales orders from the Israeli Ministry of Defense. and the Israeli Defense Forces or a large number of unanticipated cancellations of its orders to us, we may suffer a sharp decline in our results of operations. If this were to occur, this will have a negative impact on the value of the company and your investment.

Any significant delay in collecting outstanding receivables from Israel's Ministry of Defense could adversely affect our ability to conduct our business.

Israel's Ministry of Defense is one of our significant customers and comprises a significant portion of our accounts receivable. The M.O.D.'s conventional payment terms are 60 days. In the past we have experienced significant delays in payment from the M.O.D. (up to current payment + 150 days). These delays are mostly due to strikes by the M.O.D.'s public workers. Any future delays could adversely affect our cash flow and ability to operate our business, especially in light of the fact that this entity represents a large portion of our revenues.

The volatility of the Ministry of Defense’s budget could adversely affect the amount of business it may conduct with us.

In the past, the Ministry of Defense’s budget has been volatile and any significant cuts in its budget could adversely affect the amount of business it conducts with us. As our largest customer, any significant reduction in the amount of purchases the Ministry of Defense makes from us or from third parties which have subcontracted work to us, could materially adversely affect our results of operations.

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

Our President has absolute control of our affairs.

In November 2006, we granted to Ben-Tsur Joseph, our President, Chief Financial Officer and sole director, 1,000 shares of our Series A Preferred Stock, each of which carries voting rights equal to 400,000 shares of our common stock. As a result, for voting purposes, Mr. Joseph owns a total of 428,500,004 shares. This gives him absolute control over our affairs including the right to elect and remove directors, appoint officers, amend our articles of incorporation and by-laws, and approve a merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of voting control could inhibit the management of our business and affairs and have the effect of delaying, deferring or preventing a change in control or impeding a merger, consolidation, takeover or other business combination which other shareholder, may view favorably. Therefore, you will not be able to exert any control over our business. This greatly reduces the value of your investment and your sole remedy for disagreeing with the direction of our business will be to sell your shares.

We currently operate without a valid business license.

Under Israeli law, we are obliged to obtain and sustain a business license when doing business. We are currently operating without such a license. Under Israeli law, such actions may lead to the court fining the Company or even ordering the imprisonment (the maximum sentence is 18 months) of officers of the Company. Furthermore, we may be fined or even ordered to close its premises until obtaining the required license. We do not believe that our business or future prospects have been materially, adversely affected by our present lack of a license. Nevertheless, we are currently seeking to secure a business license.

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

If our employees' entitlements do not comply with Israeli law, we may have to pay additional compensation to our employees.

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

We have no knowledge as to whether we adhere to the aforementioned legal requirements. Should an authorized court determine that we do not adhere to the said requirements we may be responsible to pay significant damages that could adversely affect the results of our operations.

Loss of Ben-Tsur Joseph, our President, could impair our ability to operate.

If we lose our President, Ben-Tsur Joseph, or are unable to attract or retain qualified personnel, our business could suffer. Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. We are highly dependent on our management, in particular, Ben-Tsur Joseph, who is critical to the development of our business. Mr. Joseph’s services are made available to us under the terms of a management agreement, which may be terminated on three-month prior notice. The loss of his services could have a material adverse effect on our operations. If we were to lose this individual, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies. We do not have key man life insurance in place for any person working for us.

We face intense competition that could adversely impact our market share and our revenue.

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

The intense competition in our industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. It has also led to steep declines in the price of products as manufacturers find low cost locales for the manufacture of their products. If we are unable to continue enhancing our current capabilities, to adapt to other technological changes in the industry, or offer our products at competitive prices, our business, financial condition, liquidity and results of operations could be significantly harmed.

We are authorized to issue "blank check" preferred stock which, if issued without stockholders approval, may adversely affect the rights of holders of our common stock.

Our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors, of which to date we have designated and issued 1,000 shares of Series A Preferred Stock. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which would adversely affect the voting power or other rights of our stockholders. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for Inrob and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of its preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Item 2. Description of Property

We own no real property. Our Registered Agent, Mr. Frank DeRenzo, allows us the use of his office as a United States address for a nominal fee of $500 per year. The space is sufficient for our needs.

For the year ended December 31, 2005, we were a party to a lease agreement for our premises in Israel, which expired in January, 2006. In 2006, we entered into a new one-year lease agreement, with an option to extend the agreement for an additional year for the use of 1,135 square meters of office and engineering/operations space. We may terminate the lease agreement upon 60-days notice. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under the lease are approximately $91,935 for the calendar year 2006. This agreement was terminated, and in June 2006 Inrob Ltd. entered into a new lease agreement for the use of 300 square meters. The lease is for a period of 36 months. The monthly payments under the lease are $3.50 per square meter. The company is also party to a lease agreement for a warehouse in Israel entered into in 1999 for the use of 175.3 square meters. The monthly payments under the lease are approximately $900.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is noted on the OTC Bulletin Board under the symbol "IRBL.OB” since July 21, 2005.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

Year Ended December 31, 2004	HIGH	LOW
First Quarter	0.49	0.49
Second Quarter	0.49	0.43
Third Quarter	0.43	0.32
Fourth Quarter	0.32	0.32

Year Ended December 31, 2005	HIGH	LOW
First Quarter	5.60	0.32
Second Quarter	1.75	0.54
Third Quarter	4.39	0.13
Fourth Quarter	0.42	0.15

Year Ended December 31, 2006	HIGH	LOW
First Quarter	0.68	0.38
Second Quarter	0.68	0.41
Third Quarter	0.44	0.21
Fourth Quarter	0.38	0.26

As of March 29, 2007, there were approximately 263 holders of record of our common stock.

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

Inrob Israel and its management team built on this engineering experience and customer base, and in 1992 expanded into a second area of operations. Today, on top of our maintenance and support services, we develop, integrate and produce advanced wireless control solutions for unmanned ground vehicle robots. Our remote control systems are the "brains" for many UGV solutions.

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

Results of Operations

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005-

Revenues-

Revenues increased to $1,656,798, or 4.8 percent, over revenues of $1,580,615 for 2005. The increase was comprised of an increase in service revenues due to an increase in business volume to new and existing clients amounting to $107,079, offset by a decrease in product sales of $30,896.

Cost of Goods Sold-

Cost of good sold increased from $934,930 in 2005 by $415,664, or 44.5 percent, to $1,350,594 in 2006. The increase was primarily attributed to increases in salaries and wages, repairs and maintenance, employee goodwill, vehicle operating expenses, and a provision for loss on a contract, offset by reductions in occupancy/rent costs, insurance, and project consulting expenses.

General and Administrative Expenses-

General and administrative expenses increased by $562,774, or 112 percent, to $1,065,342 in 2006 when compared to $502,568 in 2005. The increase was primarily attributed to increases in office and supply expenses, management fees, telephone and communications expenses, professional fees, promotion and business expansion expenses, depreciation expense, and realized foreign currency exchange losses, offset by decreases in auto transportation expenses, and computer supplies and repair expenses.

Other (Expense)-

Other expense increased by $32,479, or 96.4 percent, to $66,154 during 2006. This increase was due to an overall increase in interest expense from a Company financing plus the amortization of debt issuance expenses, offset by the elimination of certain bank debt for the period, and an increase in interest income amounting to $31,928 in 2006.

 Comprehensive Income (Loss)-

Comprehensive income for 2006 amounted to $36,642, an increase of $16,452 or 81.5 percent, when compared to comprehensive income of $20,190 for 2005, and was due primarily to favorable fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 38,753,607 in 2005 to 61,350,201 in 2006. The increase was primarily due to various transactions that were completed involving our Common Stock.

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

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 26,880,484 (restated for the reverse merger completed in 2005) in 2004, to 38,753,607 in 2005. The increase was primarily due to various transactions that were completed involving our Common Stock.

Liquidity and Financial Resources

During the year ended December 31, 2006, net cash (used in) operating activities amounted to $(176,647) when compared to net cash (used in) operating activities of $(233,675) for the same period in 2005. The decrease in net cash (used in) operations was due primarily to cash realized from accounts receivable, increases in accounts payable, deferred revenues, compensation to an officers provided by the issuance of Series A preferred stock, depreciation, and the amortization of debt issuance costs, offset by an increase in net loss. Net cash used in investing activities in 2006 for the purchase of property and equipment amounted to $(89,114). In 2006, financing activities provided $2,507,490 in net cash primarily due to the issuance of convertible notes in the amount of $3,000,000. As of December 31, 2006, current liabilities exceeded current assets by $77,907, and the accumulated deficit amounted to $(1,314,762). We believe that our current cash on hand generated by the financing transactions discussed below are sufficient to sustain our operations for at least the next twelve months.

Recent Financing Activities

November 2006 Financing

On November 15, 2006, we issued to a group of accredited investors our 8% two-year convertible notes in the principal amount of $3,000,000. Amortizing payments of the outstanding principal amount and interest under the notes will commence on the third month anniversary date of the date of issuance of the Notes and on the same day of each month thereafter until the principal amount and interest have been repaid in full. On each payment date, we are required to make payments to the note holders in the amount of 4.76% of the initial principal amount and all interest accrued on the notes as of the payment date. At our election, monthly payments may be made (i) in cash in an amount equal to 115% of the principal amount component of the monthly payment and 100% of all other components, or (ii) in shares of our registered common stock at a conversion price equal to the lesser of (A) $0.25, or (B) 75% of the average of the closing bid price of our common stock for our common stock’s principal market for the five trading days preceding the date a notice of conversion is given to us after we notify the holder of the notes of its election to make a monthly payment in shares of our common stock. We may prepay the outstanding principal amount of the Notes at a 20% premium, together with accrued but unpaid interest thereon and any and all other sums due. The note holders have a right to convert the notes into shares of common stock at $0.25 per share. No conversions may take place if it would cause a holder to become the beneficial owner of more than 4.99% of the outstanding shares of our common stock, which limitation is subject to waiver by the holder upon 61 days prior written notice to us.

In connection with the notes, we also issued Class A Warrants to purchase 6,000,000 shares of our common stock at $0.40 per share and Class B Warrants to purchase 6,000,000 shares of our common stock at $0.50 per share. All warrants are exercisable for a period of five years following the effective date of the registration statement of which this prospectus forms a part.

A portion of the proceeds from the afore-mentioned offering has been reserved for the acquisition of or obtaining the right of access to mass production facilities in a low cost country. To that end, we have entered into negotiations for the acquisition of a manufacturing facility in the Philippines. We have not entered into any definitive agreements regarding this acquisition and there can be no assurance that the proposed transaction will be completed.

We believe that the proceeds from the sale of the notes will be sufficient to sustain us through the next 12 months. Nevertheless, the aforementioned factors raise substantial doubt about our ability to continue as a going concern. We anticipate that in order to fulfill our plan of operation including repayment of certain bank debt, a convertible debenture, and other liabilities, we will need to seek debt and/or equity financing from outside sources. We are currently pursuing debt and equity capital formation activities in order to increase our working capital and overall solvency positions.

March 2007 Financing

On March 27, 2007, we entered into and consummated a subscription agreement with a group of accredited investors providing for the issuance to the Investors of our 8% convertible notes in the principal amount of $3,000,000. The notes mature two years from the date of issuance.

Under the terms of the transactional documents, all rights and benefits to be granted to the investors (including the security interest) are identical to and are intended to be shared equally with holders of convertible notes and warrants issued by the Company as of November 15, 2006. In addition, all repayment and conversion terms of and registration rights relating to these notes are identical to those contained the notes issued in November 2006.

Most of the proceeds from this financing will be used for research and development, including but not limited to, research and development to upgrade existing products, new product development, engagement in joint ventures with strategic partners to develop new opportunities and markets for both new and existing products.

Significant Customers

For the years ended December 31, 2006, and 2005, we had certain customers that accounted for more than ten percent (10%) of total revenues, as follows:

	2006	2005
Ministry of Defense	$643,612	$610,279
IMI	104,342	168,681

Item 7. Financial Statements

The Financial Statements are annexed at the end of the filing.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

(a) On November 1, 2005, the Company notified its Independent Auditor, Spector & Wong, LLP, 780 South Lake Avenue, Suite 723, Pasadena, CA 91101, (888) 584-5577, that it was being replaced as the independent auditor of the Company, by Davis Accounting Group P.C.

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

Item 8A. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Specifically, our annual report on Form 10-KSB for the year ended December 31, 2006, was filed late. We are in the process of determining how filing delays may be avoided in the future.

Changes in Internal Controls

There were no changes to the internal controls during the fourth quarter ended December 31, 2006, that have materially affected or that are reasonably likely to affect the internal controls.

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

Item 8B. Other Information

Not Applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our sole director and executive officer is:

Name	Age	Position
Ben-Tsur Joseph	47	President, Chief Executive Officer and Director

Ben-Tsur Joseph, Co-founder, President and sole Director, co-founded our subsidiary, Inrob Ltd. ("Inrob Israel") in Israel in 1988, and was joint CEO until 1999. He has extensive experience and knowledge of unmanned air and ground vehicle operations and continues to work closely with major defense clients. Mr. Joseph is currently the President and sole Director of Inrob Israel. He is also the founder, CEO and director of Ben-Tsur Joseph Holdings, Ltd.  He also acted as Chief Executive Officer of Elina Industries from 1989 to 2004. During 2000 and 2001 Mr. Joseph was chairman of Elad Hotels, an Israeli publicly traded company. He was also Chief Executive Officer D.J.G. Industries- Electrical and Lighting Products Ltd., an Israeli publicly traded company. Mr. Joseph’s services to us are made available through a management agreement which may be terminated by either party upon 90 day prior notice.

Item 10. Executive Compensation

The following table sets forth the total compensation we paid for our fiscal years ended December 31, 2006, and 2005 to our executive officers. During the fiscal years ended December 31, 2006 and 2005, no Executive Officer or Director of the Company received remuneration. There are no arrangements for the compensation of directors.

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	All Other Compensation ($) (i)	Total ($) (j)*
Ben-Tsur Joseph President and Chief Executive Officer	2006	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-
Frank H. DeRenzo President**	2005	-0-	-0-	-0-	-0-
_______________
* Mr. Joseph’s services to us are made available through a management agreement which may be terminated by either party upon 90 day prior notice. During the years ended December 31, 2005, and 2006, under the management agreement, we accrued $120,000 and $220,000 in management fees, respectively. During 2005 and 2006, no management fees were paid to Mr. Joseph. Mr. Joseph provided for the offset of $205,000 owed to the Company by a related party entity of Mr. Joseph against the management fee liability which reduced the total amount owed as of December 31, 2006, to approximately $135,000.
* Mr. DeRenzo resigned his position in 2005.

Option Grants in Fiscal Year 2006

We did not issue any option grants during fiscal year 2006.

Our Employee Stock Option Plan was previously extended to 2010. Currently no options have been issued under the Employee Stock Option Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table describes, as of March 31, 2007, the beneficial ownership of our Common Stock by persons known to us to own more than 75% of such stock and the ownership of Common Stock by our Director, and by all officers and directors as a group.

Name of Shareholder	Number of Shares	Percent
Ben-Tsur Joseph	428,500,004 (1)
2 Haprat St.
Yavne
Israel

========================================================================
All directors and officers
as a group (one person)

(1) Includes 1,000 shares of Series A Preferred Stock, each of which carries voting rights equal to 400,000 shares of common stock.

Item 12. Transactions with Related Person, Promoters and Certain Control Persons.

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

Inrob Israel entered into a management agreement with an officer and director on October 1, 2003, which was subsequently extended as to its commencement date to May 1, 2005. Other terms and conditions related to equipment usage commenced with the original date of the agreement. Under the terms of the agreement, the Company is obligated to pay $15,000 per month during the first year and $20,000 per month thereafter for management fees. For the years ended December 31, 2005, and 2006, the Company accrued $120,000 and $220,000, respectively, under the management agreement. Mr. Joseph provided for the offset of $205,000 owed to the Company by a related party entity of Mr. Joseph against the management fee liability which reduced the total amount owed as of December 31, 2006, to approximately $135,000. The management agreement does not have a specific completion date, but may be terminated by either party on written notice of three months.

Item 13. Exhibits

3.1	Certificate of Incorporation (1)
3.1a	Certificate of Designation for Series A Preferred Stock(2)
3.2	Bylaws (1)
4.1	Form of Secured Convertible Note, dated November 15, 2006 (3)
4.2	Form of Warrant, dated November 15, 2006 (3)
4.3	Form of Secured Convertible Note, dated March 27, 2007 (4)
4.4	Form of Warrant, dated March 27, 2007 (4)
10.1	Subscription Agreement, dated November 15, 2006 (3)
10.2	Funds Escrow Agreement, dated November 15, 2006 (3)
10.3	Security Agreement, dated November 15, 2006 (3)
10.4	Stock Pledge Agreement, dated November 15, 2006 (3)
10.5	Guaranty Agreement, dated November 15, 2006 (3)
10.6	Collateral Agent Agreement, dated November 15, 2006 (3)
10.7	Agreement dated October 1, 2003 between InRob, Ltd and Ben-Tsur Joseph (1)
10.8	Subscription Agreement, dated March 27, 2007 (4)
10.9	Funds Escrow Agreement, dated March 27, 2007 (4)
10.10	Stock Pledge Agreement, dated March 27, 2007 (4)
10.11	Guaranty Agreement, dated March 27, 2007 (4)
10.12	Collateral Agent Agreement, dated March 27, 2007 (4)
31.1	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(A)/15d-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002
___________________
(1)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129074) filed on December 20, 2006.
(2)	Incorporated by reference to Registrant’s Definitive Information Statement filed on September 18, 2006.
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 21, 2006.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on March 30, 2007.

Item 14. Principal Accountant Fees and Services

1) Audit Fees

The aggregate fees billed by Davis Accounting Group P.C. for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2006, and the audit of Inrob Israel for the year ended December 31, 2006, was $28,250.

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

Date: April 20, 2007	Inrob Tech Ltd.

_______/s/______________
Ben-Tsur Joseph, President and Chief
Executive and Accounting Officer

Date: April 20, 2007	Inrob Tech Ltd.

_______/s/______________
Ben-Tsur Joseph, Sole Director

INROB TECH LTD.

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

Financial Statements-

Report of Registered Independent Auditors	F-2

Balance Sheet as of December 31, 2006	F-3

Statements of Operations and Comprehensive Income (Loss) for the Years
Ended December 31, 2006, and 2005	F-4

Statements of Stockholders’ (Deficit) for the Years
Ended December 31, 2006, and 2005	F-5

Statements of Cash Flows for the Years Ended
December 31, 2006, and 2005	F-6

Notes to Financial Statements for the Years
Ended December 31, 2006, and 2005	F-8

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Inrob Tech Ltd.:

We have audited the accompanying balance sheet of Inrob Tech Ltd. (a Nevada corporation) as of December 31, 2006, and the related statements of operations and comprehensive income (loss), stockholders’ (deficit), and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inrob Tech Ltd. as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced operating losses, and has negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
April 20, 2007.

INROB TECH LTD.
BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2006

ASSETS

2006
Current Assets:
Cash and cash equivalents	$2,278,371
Accounts Receivable-
Trade	256,881
Less - Allowance for doubtful accounts	-
Inventories	711,772
Cost of uncompleted contracts in excess of billings	161,371
Prepaid expenses	8,597
Total current assets	3,416,992
Property and Equipment:
Office and computer equipment	88,027
Furniture and fixtures	59,633
Vehicles	346,096
Leasehold improvements	39,941
533,697
Less - Accumulated depreciation and amortization	(288,040)
Net property and equipment	245,657
Other Assets:
Deposits and other	2,788
Debt issuance costs, net	319,219
Loans to and interest receivable from related parties	261,849
Total other assets	583,856
Total Assets	$4,246,505
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Bank overdrafts	$94,910
Bank loans and other debt, current portion	43,858
Current portion of convertible notes	1,570,800
Accounts payable - Trade	238,606
Due to related party - Director and stockholder	61,435
Due to related party company	20,496
Billings on uncompleted contracts in excess of costs	134,434
Due to related party - Investor group	161,202
Accrued liabilities	394,740
Reserve for estimated loss on contract	39,141
Deferred revenue	735,277
Total current liabilities	3,494,899

Long-term Debt, less current portion:
Bank loans and other debt	7,839
Convertible notes	1,429,200
Total long-term debt	1,437,039
Total liabilities	4,931,938
Commitments and Contingencies
Stockholders' (Deficit):
Preferred stock, par value $.0001 per share; 20,000,000 shares
authorized; 1,000 Series A shares issued and outstanding	-
Additional paid-in capital	150,000
Capital stock, par value $.0001 per share; 380,000,000 shares
authorized; 61,350,201 shares issued and outstanding	6,135
Additional paid-in capital	907,783
Less - Loan receivable - Director and stockholder	(475,000)
Accumulated other comprehensive income	40,411
Accumulated (deficit)	(1,314,762)
Total stockholders' (deficit)	(685,433)
Total Liabilities and Stockholders' (Deficit)	$4,246,505

The accompanying notes to financial statements
are an integral part of this balance sheet.

INROB TECH LTD.
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2006, AND 2005

	2006	2005
Revenues:
Services	$1,262,011	$1,154,932
Product sales	394,787	425,683
Total revenues	1,656,798	1,580,615
Cost of Goods Sold:
Services	1,185,000	832,315
Product sales	165,594	102,615
Total cost of goods sold	1,350,594	934,930
Gross Profit (Deficit)	306,204	645,685
Expenses:
General and administrative	1,065,342	502,568
Total general and administrative expenses	1,065,342	502,568
Income (Loss) from Operations	(759,138)	143,117

Other Income (Expense):
Interest and other income	48,269	16,341
Interest (expense)	(114,423)	(50,016)
Total other income (expense)	(66,154)	(33,675)
Income (Loss) before Income Taxes	(825,292)	109,442

(Provision) Benefit for income taxes	(2,940)	(14,057)
Net Income (Loss)	(828,232)	95,385
Comprehensive Income (Loss):
Israeli currency translation	36,642	20,190
Total Comprehensive Income (Loss)	$(791,590)	$115,575
Income (Loss) Per Common Share:
Income (Loss) per common share - Basic and Diluted	$(0.01)	$0.00
Weighted Average Number of Common Shares
Outstanding During the Periods- Basic and Diluted	61,350,201	38,753,607

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD.
STATEMENTS OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIODS ENDED DECEMBER 31, 2006, AND 2005

							Less - Loan Receivable -	Accumulated
	Preferred		Additional	Common		Additional	Director	Other
	Stock		Paid-in	Stock		Paid-in	and	Comprehensive	Accumulated
Description	Shares	Amount	Capital	Shares	Amount	Capital	Stockholder	Income (Loss)	(Deficit)	Totals

Balance - December 31, 2004	-	$-	$-	26,880,484	$2,688	$(711,856)	$-	$(16,421)	$(581,915)	$(1,307,504)

Exercise of stock options to
reduce debt and liabilities	-	-	-	109,290	11	47,989	-	-	-	48,000

Issuance of common stock to
reduce debt and liabilities	-	-	-	602,806	60	152,526	-	-	-	152,586

Purchase of common stock for cash	-	-	-	2,057,415	206	474,794	(475,000)	-	-	-

Common stock issued for
liabilities and services	-	-	-	350,000	35	39,965	-	-	-	40,000

Conversion of convertible
debenture into common stock	-	-	-	10,114,470	1,011	248,989	-	-	-	250,000

Conversion of convertible
debenture into common stock	-	-	-	21,035,715	2,104	630,396	-	-	-	632,500

Issuance of common stock for
accrued interest on convertible debenture	-	-	-	200,000	20	24,980	-	-	-	25,000

Israeli currency translation	-	-	-	-	-	-	-	20,190	-	20,190

Net income for the period	-	-	-	-	-	-	-	-	95,385	95,385
Balance - December 31, 2005	-	$-	$-	61,350,180	$6,135	$907,783	$(475,000)	$3,769	$(486,530)	$(43,843)
Correction of commons tock
for fractional shares	-	-	-	21	-	-	-	-	-	-

Issuance of Series A preferred
stock for services rendered	1,000	-	150,000	-	-	-	-	-	-	150,000

Israeli currency translation	-	-	-	-	-	-		36,642	-	36,642

Net (loss) for the period	-	-	-	-	-	-	-	-	(828,232)	(828,232)
Balance - December 31, 2006	1,000	$-	$150,000	61,350,201	$6,135	$907,783	$(475,000)	$40,411	$(1,314,762)	$(685,433)

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD.
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2006, AND 2005

	2006	2005
Operating Activities:
Net income (loss)	$(828,232)	$95,385
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	78,567	45,441
Amortization of debt issuance costs	21,281	-
Series A preferred stock issued for officer's compensation	150,000	-
Reserve for (recovery of ) loss on contract	(10,956)	50,097
Changes in net assets and liabilities-
Accounts receivable	64,651	(31,799)
Inventories	(234,465)	(276,113)
Cost of uncompleted contracts in excess of billings	28,612	(189,983)
Prepaid expenses and deposits	6,507	22,785
Deposits	(805)	-
Accounts payable - trade and accrued liabilities	124,128	(90,433)
Billings on uncompleted contracts in excess of related costs	133,431	1,003
Deferred revenue	310,781	146,276
Income taxes payable and other	(20,147)	(6,334)
Net Cash (Used in) Operating Activities	(176,647)	(233,675)
Investing Activities:
Purchases of and adjustments to property and equipment	(89,114)	8,195
Proceeds from sale of property and equipment	-	5,120
Net Cash (Used in) Provided by Investing Activities	(89,114)	13,315
Financing Activities:
Payments on long-term debt	(324,225)	(58,680)
Proceeds from (offset to) bank overdrafts	54,549	(523,818)
Proceeds from issuance of convertible debentures	-	617,500
Payment on convertible debenture and related interest	(46,750)	-
Proceeds from issuance of convertible notes	3,000,000	-
Debt issuance costs - Convertible notes	(340,500)	-
Loan receivable - Director and stockholder	-	(475,000)
Interest on loan receivable - Director and stockholder	(18,962)	(8,484)
Proceeds from loan from related party - Investor group	161,202	-
Payments on (advances to) Loan - Director and stockholder	-	155,525
Due from related party - Director and stockholder	(490)	82,421
Received from (loans to) related party companies	22,666	410,706
Net Cash Provided by Financing Activities	2,507,490	200,170
Effect of Exchange Rate Changes on Cash	36,642	20,190
Net Increase (Decrease) in Cash	2,278,371	-

Cash - Beginning of Period	-	-
Cash - End of Period	$2,278,371	$-

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD.
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2006, AND 2005

	2006	2005
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$64,213	$48,945
Income taxes	$20,147	$20,391

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

On November 9, 2006, the Company issued 1,000 shares of its Series A preferred stock to the President, Chief Executive Officer, and Director of the Company for services rendered. The value of the preferred stock issued was $150,000.

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

(1) Summary of Significant Accounting Policies

 Organization and Basis of Presentation

Inrob Tech Ltd. (“Inrob Tech” or the “Company”) is a Nevada corporation which provides engineering products and services for the maintenance of critical and sophisticated equipment, and the integration and production of advanced wireless control solutions for unmanned ground vehicle (“UVR”) robots. The remote control systems of the Company are the “brains” for many UVR solutions. The current nature of Israel’s security situation coupled with the Company’s close work with the Israeli Defense Forces (“IDF”) and the Israeli police, has helped the Company gain extensive experience in a wide range of military and law enforcement UVR applications and control solutions. The Company has also targeted the civilian applications market, which includes solar powered equipment, and dangerous tasks such as nuclear plant maintenance, inspection and decommissioning, the demolition industry, and firefighting and rescue services. The accompanying financial statements of Inrob Tech were prepared from the accounts of the Company under the accrual basis of accounting in United States dollars. In addition, the accompanying financial statements reflect the completion of a reverse merger between Inrob Tech and Inrob Ltd. (“Inrob Israel”), which was effected on July 21, 2005.

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
Given that Inrob Israel is considered to have acquired Inrob Tech by a reverse merger through a Stock Purchase Agreement, and its sole stockholder currently has voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of December 31, 2006, and the operations for the two years in the period ended December 31, 2006, of Inrob Israel under the name of Inrob Tech Ltd. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Inrob Israel and Inrob Tech brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

 Restricted Cash

The Company maintains restricted cash as funds designated for specific purposes or for compliance with terms of contractual agreements. As of December 31, 2006, $15,018 was pledged as collateral against certain bank loans, and offset against bank overdrafts for financial reporting purposes.

 Accounts Receivable

Accounts receivable consist of amounts due from customers, employees and related parties. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of December 31, 2006, no allowance for doubtful accounts was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

 Revenue Recognition

The Company generates revenues from product sales and maintenance service contracts.

Revenues from product sales are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB No. 104”) and Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is recognized when delivery has occurred provided there is persuasive evidence of an agreement, acceptance tests results have been approved by the customer, the fee is fixed or determinable and collection of the related receivable is probable. Customers are billed, according to individual agreements, upon completion of the contract. All product costs are deferred and recognized on completion of the contract and customer acceptance. A provision is made for the amount of any expected loss on a contract at the time it is known. As of December 31, 2006, the Company had a reserve for estimated loss on a contract in the amount of $39,141.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

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

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended December 31, 2006, and 2005, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

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

 Debt Issuance Costs

The Company defers as other assets the costs associated with the issuance of debt instruments. Such costs are amortized as additional interest expense over the life of the related debt. During the period ended December 31, 2006, the Company recorded $340,500 of debt issuance costs related to convertible notes, and amortized $21,281 of such costs as additional interest expense.

Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred. For the periods ended December 31, 2006, and 2005, advertising and promotion costs amounted to $92,867 and $8,481, respectively.

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the periods ended December 31, 2006, and 2005, the only components of comprehensive income (loss) were the net income (loss) for the periods, and the foreign currency translation adjustments.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

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

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2006, the Company’s financial instruments approximated fair value to do the nature and maturity of such instruments.

 Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2006, and revenues and expenses for the periods ended December 31, 2006, and 2005. Actual results could differ from those estimates made by management.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

(2) Going Concern

During the year ended December 31, 2006, and subsequent thereto, Inrob Tech continued its operations, business expansion, and capital formation activities through the issuance of convertible debt.  On November 15, 2006, the Company completed a subscription agreement with a group of accredited investors for the issuance of Convertible Notes in the amount of $3,000,000. The maturity date of the Convertible Notes is two years from the date of issuance - November 15, 2008. Net proceeds to the Company amounted to $2,659,500, after deducting debt issuance costs. On March 27, 2007, the Company effected a second subscription agreement with a group of accredited investors for the issuance of Convertibles Notes also in the amount of $3,000,000. The maturity date of the second issuance of Convertible Notes is two years from the date of issuance - March 27, 2009. The second transaction was completed under essentially the same terms and conditions as the first issuance. In additional, under the terms of the transactional documents, all rights and benefits to be granted to the investor (including the security interest) are identical to and are intended to be shared equally with the holders of the Convertible Notes and warrants issued by the Company as of November 15, 2006. Proceeds from the second subscription agreement amounted to approximately $2,594,738 after debt issuance costs.

While management of the Company believes that the Company will be successful in increasing its working capital from operations and the generation of additional business revenues from new and existing clients, there can be no assurance that the Company will be able to generate the funds needed to meet its debt and working capital obligations under its business plan, or be successful in the sale of its products and services to generate sufficient revenues to allow the Company to achieve profitability, and to sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses, and had negative working capital as of December 31, 2006. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Inventories

As of December 31, 2006, inventories consisted of the following:

2006

Work in progress	$668,388
Materials	43,384
Total	$711,772

(4) Loan Receivable - Director and Stockholder

As discussed in Note 9, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, President, sole Director and stockholder, 2,057,415 shares of common stock of Inrob Tech in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand. As of December 31, 2006, the balance owed on the loan plus accrued interest amounted to $502,447. The Company has classified the amount of the promissory note due from Mr. Joseph, or $475,000, as an offset to common stock equity, due to the nature of the transaction as a common stock subscription arrangement.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

(5) Loan to and Interest Receivable from Related Parties

A loan to a related party entity bears interest at a variable rate equivalent to the minimum rate allowed by the Israel Income Tax Ordinance (4% percent), is unsecured and is due, including principal and interest, on December 31, 2008. Interest receivable from Mr. Joseph associated with the loan transaction described in Note 4 above amounted to $27,447 as of December 31, 2006. The following summarizes the amounts receivable as of December 31, 2006:

2006

Ben-Tsur Joseph Holdings Ltd.	$234,402
Ben-Tsur Joseph - Interest receivable	27,447
Totals	$261,849

(6) Bank Indebtedness

The Company has certain loans and bank arrangements to fund its operations in Israel which are described as follows:

2006

Bank Loan #1:

Monthly payments including interest
at 6.15-6.95% per annum, matures
February 27, 2008, secured	$31,708

Bank Loan #2:

Monthly payments including interest
at 6.1% per annum, matures
February 10, 2008, secured.	7,170

Bank Loan #3:
Monthly payments including interest
at 5.88% per annum, matures
June 2, 2007, secured.	12,819
Totals	51,697

Less - Current portion	(43,858)
Total Bank Loans	$7,839

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

Principal repayments of bank debt are as follows:

2007	$43,858
2008	7,839
Totals	$51,697

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

On September 30, 2005, the Company issued a convertible debenture (the “Third Debenture”) in the amount of $42,500 to the same third-party entity that was the recipient of the Second Debenture. The Third Debenture carried an interest rate of ten (10) percent per annum, was due on November 30, 2005, and was convertible into 2,000,000 publicly traded shares of the Company’s common stock. The due date of the Third Debenture was extended to December 31, 2006, by written agreement between the parties. In addition, effective September 30, 2006, the third-party entity executed a document wherein it indicated that it had waived its right to convert the Third Debenture to common stock of the Company. In November, 2006, the Third Debenture, together with accrued interest, for a total amount of $46,750, was paid off.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

(8) Issuance of Convertible Notes and Warrants

On November 15, 2006, the Company effected a subscription agreement with a group of accredited investors under Regulation D of the Securities Act of 1933, as amended, which provided for the issuance to the investors, exempt from registration, of certain 8 percent convertible notes (the “Convertible Notes”) in the principal amount of $3,000,000. The maturity date of the Convertible Notes is two years from the date of issuance - November 15, 2008.

Payments amortizing the outstanding principal amount and related interest under the Convertible Notes will commence on the third month anniversary date of the date of issuance (February 15, 2007) and on the same day of each month thereafter until the principal amount and interest have been repaid in full. On each repayment date, the Company is required to make payments to the investors in the amount of 4.76 percent of the initial principal amount and all interest accrued on the Convertible Notes as of the repayment date. Upon an event of default, the interest rate will automatically be increased to 15 percent. At the Company’s election, monthly repayments may be made (i) in cash in an amount equal to 115 percent of the principal amount component of the monthly payment, and 100 percent of all other components, or (ii) in shares of registered common stock of the Company at a conversion price equal to the lesser of (a) $0.25, or (b) 75 percent of the average of the closing bid price of the common stock of the Company as reported by Bloomberg L.P. for the common stock’s principal market for the five trading days preceding the date a notice of conversion given to the Company after the Company notifies the holder of the Convertible Notes of its election to make a monthly repayment in shares of registered common stock.

Provided there is no default under the Convertible Notes, the Company may prepay the outstanding principal amount of the Convertible Notes at a 20 percent premium, together with accrued but unpaid interest thereon and any and all other sums due.

The investors have a right to convert the Convertible Notes into registered shares of common stock of the Company at $0.25 per shares. Upon an event of default, the conversion price shall be the lesser of $0.25 or 75 percent of the average of the closing bid prices of the common stock of the Company for the five trading days prior to a conversion date. No conversions may take place if it would cause an investor to become the beneficial owner of more than 4.99 percent of the outstanding shares of common stock of the Company, which limitation is subject to waiver by an investor upon 61 days prior written notice to the Company.

The Company has granted a security interest in all of its assets, and the assets of Inrob Israel to secure its obligations under the Convertible Notes. Further, in connection with the Convertible Note transaction, the Company has determined that there was no beneficial conversion feature recorded.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

The Company also issued Class A warrants to purchase 6,000,000 shares of the Company’s common stock at $0.40 per share and Class B warrants to purchase 6,000,000 shares of the Company’s common stock at $0.50 per share. All warrants are exercisable for a period of five years following the effective date of a registration statement filed with the SEC, which the Company agreed to complete.

The Company filed a Registration Statement on Form SB-2 with the SEC on December 20, 2006, to register 18,405,000 shares of common stock related to the Convertible Notes. The Registration Statement was declared effective by the SEC on January 11, 2007.

In connection with the issuance of the Convertible Notes, the Company incurred $340,500 in debt issuance costs, which included $300,000 paid in cash as a finder’s fee. The Company is obligated to pay additional finder’s fees in the amount of ten percent of the proceeds generated from the exercise of Class A and Class B warrants. In addition, the Company also issued 1,200,000 warrants to the finder (similar to and carrying the same rights as the Class A warrants issued to the investors in the Convertible Notes) to purchase a like number of shares of common stock of the Company for $0.25 per share. Such warrants are exercisable for a period of five years following the effective date of the Registration Statement filed by the Company with the SEC.

(9) Capital Stock Transactions

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

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

On October 4, 2006, pursuant to authorization by the shareholders of the Company, Inrob Tech filed Amended Articles of Incorporation with the Nevada Secretary of State to increase the number of authorized shares of its common stock from 80,000,000 shares authorized to 380,000,000 shares, and to change the par value of its preferred and common stock from $0.001 per share to $0.0001 per share. Subsequent to the filing, the Company was authorized to issue a total of 400,000,000 shares, consisting of 380,000,000 shares of common stock and 20,000,000 shares of preferred stock, all with a par value of $0.0001 per share. In connection with the change in par value of preferred and common stock described above, all prior transactions involving common stock with a par value of $0.001 have restated to reflect the new par value of $0.0001 in the accompanying financial statements.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

On November 9, 2006, pursuant to written consent provided by the board of directors, the Company established 1,000 shares of Series A Preferred Stock, par value $0.0001 with the Nevada Secretary of State. Each share of Series A Preferred Stock carries voting rights equal to 400,000 shares of common stock of the Company. In addition, the board of directors authorized the issuance of 1,000 shares of Series A Preferred Stock to Mr. Ben-Tsur Joseph, President and Director of the Company for services rendered. The issuance of the Series A Preferred Stock was valued at $150,000.

As described in Note 8, in November 2006, the Company issued Class A warrants to purchase 6,000,000 shares of the Company’s common stock at $0.40 per share, and Class B warrants to purchase 6,000,000 shares of the Company’s common stock at $0.50 per share. In addition, 1,200,000 finder’s warrants were also issued to purchase 1,200,000 shares of the Company’s common stock at $0.25 per share. All warrants are exercisable for a period of five years following the effective date of a registration statement filed with the SEC, which the Company received on January 11, 2007.

(10) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” (“SFAS No. 155”). This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, - A Replacement of FASB Statement 125,” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”), which amends SFAS No. 140,” Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including An Amendment of FASB Statement No. 115," which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements.

(11) Related Party Transactions

Inrob Israel entered into a management agreement with a Director and officer on October 1, 2003, which was subsequently extended as to its commencement date to May 1, 2005. Other terms and conditions related to equipment usage commenced with the original date of the agreement. Under the terms of the agreement, the Company is obligated to pay $15,000 per month during the first year and $20,000 per month thereafter for management fees. For the periods ended December 31, 2006, and 2005, the Company accrued $220,000 and $120,000, respectively under the management agreement. The Director and officer agreed to offset approximately $205,000 owed to the Company by a related party entity of the Director and officer against the management fee liability which reduced the total amount owed as of December 31, 2006, to approximately $135,000. The management agreement does not have a specific completion date, but may be terminated by either party on written notice of three months.

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

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

As of December 31, 2006, Mr. Ben-Tsur Joseph, President and Director of the Company, had loaned a total of $61,435 to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no terms for repayment.

(12) Commitments and Contingencies

For the year ended December 31, 2005, the Company was a party to a lease agreement in Israel for its premises which expired in January, 2006. In 2006, the Company entered into a new one-year lease agreement, with an option to extend the agreement for an additional year. The Company paid approximately $23,000 in operating lease payments for its premises through June 2006. Thereafter, effective July 1, 2006, the Company entered into a new lease agreement for its premises. The Company leased approximately 3,767 square feet of office and production space for a period of three years. For the six months ended December 31, 2006, the Company paid approximately $6,300 in operating lease payments for its premises. Minimum lease payments for the years 2007, 2008, and 2009 under the lease agreement will be $12,600, $12,600 and $6,300, respectively. After the initial term, the Company has two option periods to extend the lease through 2013.

The Company leases on a month-to-month basis approximately 1,885 square feet of warehouse space at the same facility that it occupies for production and office space. The monthly rental amount for the warehouse space is $913 per month.

The Company leases four autos under an operating lease agreement which expires in December 2008. Minimum annual payments under the operating lease amount to $23,424 per year.

The Company also entered into two sublease agreements for its leased premises in Israel which expired on December 31, 2005, under which it received approximately $31,350 for the year. Subsequent to December 31, 2005, the sublease agreements continued on a month-to-month basis until April, 2006, and June, 2006, respectively, when the parties to the sublease agreements moved from the leased premises of the Company. For the year ended December 31, 2006, the Company received approximately $10,716 of sublease income from the two parties.

In December 2005, the Company entered into an agreement for securing capital financing, and services related to stockholder relations and introductory services to market makers with an unrelated entity. The terms of the agreement required a payment of $50,000 at the commencement of the services which began in January 2006, and $10,000 per month thereafter for a period six months. For the nine months ended December 31, 2006, the Company paid $110,000 for services related to the agreement. Funding for the agreement was provided by an advance from a related party investor group.

In February 2006, the Company entered into an agreement with MoneyTV for certain media services related to the promotion of the Company on an international level. The agreement required the payment of a fee of $11,500 for such services. Funding for the agreement was provided by an advance from a related party investor group.

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

(13) Income Taxes

The provision (benefit) for income tax for the periods ended December 31, 2006, and 2005, were as follows (assuming a 34% effective tax rate):

	2006	2005

Current Tax Provision:
Federal-
Taxable income	$2,940	$14,057
Total current tax provision	$2,940	$14,057
Deferred Tax Provision:
Federal-
Loss carryforwards	281,600	32,400
Change in valuation allowance	(281,600)	(32,400)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2006, and 2005, as follows:

	2006	2005
Loss carryforwards	$447,000	$165,400
Less - Valuation allowance	(447,000)	(165,400)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2006, and 2005, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2006, the Company had approximately $1,314,700 in tax loss carryforwards that can be utilized in future periods to reduce taxable income.

(14)  Significant Customers

For the years ended December 31, 2006, and 2005, the Company had certain customers that accounted for more that ten (10) percent of total revenues, as follows:

INROB TECH LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

	2006	2005

Customer A	$643,612	$610,579
Customer B	-	168,681

(15) Subsequent Events

On March 27, 2007, the Company effected a second subscription agreement with a group of accredited investors under Regulation D of the Securities Act of 1933, as amended, which provided for the issuance to the investors, exempt from registration, of certain 8 percent convertible notes (the “Convertible Notes”) in the principal amount of $3,000,000. The maturity date of the Convertible Notes is two years from the date of issuance - March 27, 2009. The transaction was completed under essentially the same terms and conditions as the first issuance described in Note 8 above. In additional, under the terms of the transactional documents, all rights and benefits to be granted to the investor (including the security interest) are identical to and are intended to be shared equally with the holders of the Convertible Notes and warrants issued by the Company as of November 15, 2006. Proceeds from the second subscription agreement amounted to approximately $2,594,738 after debt issuance costs.

In March 2007, the Company organized a wholly owned subsidiary under the name Inrob Philippines, Incorporated for the purpose of establishing and operating a manufacturing facility for its products and services in Manila, Philippine Islands.