Form 10QSB
period 2007-03-31
Inrob Tech Ltd.
filed 2007-05-17
CIK 793595

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

Form 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

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
Yes ☐  No ☒

There were 63,796,891 shares of the registrant’s common stock, $.0001 par value, outstanding as of May 16, 2007.

INROB TECH LTD.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INROB TECH LTD.

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
(Unaudited)

Financial Statements-

Consolidated Balance Sheet as of March 31, 2007	F-2

Consolidated Statements of Operations and Comprehensive (Loss) for the Three Months
Ended March 31, 2007, and 2006	F-3

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2007, and 2006	F-4

Notes to Consolidated Financial Statements March 31, 2007, and 2006	F-6

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (NOTE 2)
AS OF MARCH 31, 2007
(Unaudited)

2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,731,782
Accounts Receivable-
Trade	304,396
Employees and other	4,816
Less - Allowance for doubtful accounts	-
Inventories	403,523
Cost of uncompleted contracts in excess of billings	86,915
Prepaid expenses	23,613
Total current assets	5,555,045

Property and Equipment:
Office and computer equipment	89,288
Furniture and fixtures	60,487
Vehicles	351,053
Leasehold improvements	40,513
541,341
Less - Accumulated depreciation and amortization	(308,143)
Net property and equipment	233,198

Other Assets:
Deposits and other	2,183
Debt issuance costs, net	629,486
Loans to and interest receivable from related parties	271,139
Total other assets	902,808
Total Assets	$6,691,051

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Bank overdrafts	$57,591
Bank loans and other debt, current portion	31,848
Current portion of convertible notes	3,161,400
Accounts payable - Trade	312,150
Due to related party - Director and stockholder	76,626
Due to related party company	40,573
Billings on uncompleted contracts in excess of costs	282,131
Due to related party - Investor group	172,126
Accrued liabilities	343,102
Deferred revenue	620,400
Total current liabilities	5,097,947

Long-term Debt, less current portion:
Bank loans and other debt	5,870
Convertible notes	2,300,500
Total long-term debt	2,306,370
Total liabilities	7,404,317

Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $.0001 per share; 20,000,000 shares
authorized; 1,000 Series A shares issued and outstanding	-
Additional paid-in capital	150,000
Capital stock, par value $.0001 per share; 380,000,000 shares
authorized; 63,796,891 shares issued and outstanding	6,380
Additional paid-in capital	1,521,694
Less - Loan receivable - Director and stockholder	(475,000)
Accumulated other comprehensive income	134,204
Accumulated (deficit)	(2,050,544)
Total stockholders' (deficit)	(713,266)
Total Liabilities and Stockholders' (Deficit)	$6,691,051

The accompanying notes to financial statements
are an integral part of this balance sheet.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (NOTE 2) FOR THE
THREE MONTHS ENDED MARCH 31, 2007, AND 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Services	$338,963	$450,834
Product sales	104,337	115,390

Total revenues	443,300	566,224

Cost of Goods Sold:
Services	548,677	274,608
Product sales	34,779	52,093

Total cost of goods sold	583,456	326,701

Gross Profit (Deficit)	(140,156)	239,523

Expenses:
General and administrative	399,347	189,008

Total general and administrative expenses	399,347	189,008

Income (Loss) from Operations	(539,503)	50,515

Other Income (Expense):
Interest and other income	25,634	14,604
Interest (expense)	(126,541)	(10,515)

Total other income (expense)	(100,907)	4,089

Income (Loss) before Income Taxes	(640,410)	54,604

(Provision) Benefit for income taxes	-	(7,726)

Net Income (Loss)	(640,410)	46,878

Comprehensive Income (Loss):
Israeli currency translation	93,793	(20,514)

Total Comprehensive Income (Loss)	$(546,617)	$26,364

Income (Loss) Per Common Share:
Income (Loss) per common share - Basic and Diluted	$(0.01)	$0.00

Weighted Average Number of Common Shares
Outstanding During the Periods- Basic and Diluted	62,259,503	61,350,201

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2007, AND 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating Activities:
Net income (loss)	$(640,410)	$46,878
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,103	8,769
Amortization of debt issuance costs	44,996	-
(Recovery of) loss on contract	(39,141)	(488)
Changes in net assets and liabilities-
Accounts receivable	(52,331)	(10,749)
Inventories	308,249	(34,415)
Cost of uncompleted contracts in excess of billings	74,456	7,574
Prepaid expenses and deposits	(15,016)	13,644
Deposits	605	-
Accounts payable - Trade and accrued liabilities	21,906	44,845
Billings on uncompleted contracts in excess of related costs	147,697	(1,003)
Reserve for loss on contract	(39,141)	-
Deferred revenue	(114,877)	(143,354)
Income taxes payable and other	-	7,018

Net Cash (Used in) Operating Activities	(282,904)	(61,281)

Investing Activities:
Purchases of and adjustments to property and equipment	(7,644)	8,944

Net Cash (Used in) Investing Activities	(7,644)	8,944

Financing Activities:
Payments on long-term debt	(62,077)	(34,793)
Proceeds from (offset to) bank overdrafts	(37,319)	38,286
Proceeds from issuance of convertible notes	3,000,000	-
Debt issuance costs - Convertible notes	(355,263)	-
Loan receivable - Director and stockholder	-	(4,685)
Proceeds from loan from related party - Investor group	10,924	81,500
Payments on (advances to) Loan - Director and stockholder	(9,290)	(7,567)
Due from related party - Director and stockholder	67,923	-
Received from (loans to) related party companies	35,268	110

Net Cash Provided by Financing Activities	2,650,166	72,851

Effect of Exchange Rate Changes on Cash	93,793	(20,514)

Net Increase (Decrease) in Cash	2,453,411	-

Cash and Cash Equivalents - Beginning of Period	2,278,371	-

Cash and Cash Equivalents - End of Period	$4,731,782	$-

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2007, AND 2006
(Unaudited)

Supplemental Disclosures of Cash Flow Information:

	Three Months Ended
	March 31,
	2007	2006
Cash paid during the period for:
Interest	$18,258	$9,452
Income taxes	$-	$708

Supplemental Information of Noncash Investing and Financing Activities:

During the three month period ended March 31, 2007, the Company issued 2,446,690 shares of its common stock as payment of $538,100 of principal and $76,056 of accrued interest on certain convertible notes.

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007, AND 2006
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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007, AND 2006
(Unaudited)

Given that Inrob Israel is considered to have acquired Inrob Tech by a reverse merger through a Stock Purchase Agreement, and its sole stockholder currently has voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of March 31, 2007, and the operations for the periods ended March 31, 2007, and 2006, of Inrob Israel under the name of Inrob Tech Ltd. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Inrob Israel and Inrob Tech brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

The consolidated financial statements as of March 31, 2007, include the accounts of Inrob Tech Ltd., Inrob Israel through a reverse merger transaction, and a wholly owned subsidiary, Inrob Philippines, Incorporated. Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Statements

The interim financial statements as of March 31, 2007, and for the periods ended March 31, 2007, and 2006, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2007, and the results of its operations and its cash flows for the periods ended March 31, 2007, and 2006. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2007. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to Inrob Tech Ltd.’s audited financial statements contained in its Annual Report on Form 10-KSB as of December 31, 2006, for additional information, including significant accounting policies.

 Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

Accounts receivable consist of amounts due from customers, employees and related parties. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of March 31, 2007, no allowance [SFR1] for doubtful accounts was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007, AND 2006
(Unaudited)

 Revenue Recognition

The Company generates revenues from product sales and maintenance service contracts.

Revenues from product sales are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 104, “ Revenue Recognition in Financial Statements” (“SAB No. 104”) and Statement of Position 81-1, “ Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is recognized when delivery has occurred provided there is persuasive evidence of an agreement, acceptance tests results have been approved by the customer, the fee is fixed or determinable and collection of the related receivable is probable. Customers are billed, according to individual agreements, upon completion of the contract. All product costs are deferred and recognized on completion of the contract and customer acceptance. A provision is made for the amount of any expected loss on a contract at the time it is known.

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

The Company does not sell products with multiple deliverables. It is management’s opinion that EITF 00-21, “ Revenue Arrangements With Multiple Deliverables” is not applicable.

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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007, AND 2006
(Unaudited)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended March 31, 2007, and 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

Debt Issuance Costs

The Company defers as other assets the costs associated with the issuance of debt instruments. Such costs are amortized as additional interest expense over the life of the related debt. During the period ended March 31, 2007, the Company recorded an additional $355,263 of debt issuance costs related to convertible notes, and amortized $44,996 of such costs as additional interest expense.

Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred. For the three months ended March 31, 2007, and 2006,advertising and promotion costs amounted to $3,615 and $81,864 resectively.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007, AND 2006
(Unaudited)

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “ Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the periods ended March 31, 2007, and 2006, the only components[SFR2] of comprehensive income (loss) were the net income (loss) for the periods, and the foreign currency translation adjustments.

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

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, “ Foreign Currency Translation” (“SFAS 52”). The Company’s functional currency is the Israeli New Shekel. Under SFAS 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of the Company are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007, AND 2006
(Unaudited)

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2007, the Company’s financial instruments approximated fair value to do the nature and maturity of such instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2007, and revenues and expenses for the periods ended March 31, 2007, and 2006. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses, had negative working capital as of March 31, 2007, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007, AND 2006
(Unaudited)

(3)  Inventories

As of March 31, 2007, inventories consisted of the following:

2007
Work in progress	$359,992
Materials	43,531
Total	$403,523

(4)  Loan Receivable - Director and Stockholder

As discussed in Note 9, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, President, sole Director and stockholder, 2,057,415 shares of common stock of Inrob Tech in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand. As of March 31, 2007, the balance owed on the loan plus accrued interest amounted to $507,197 .The Company has classified the amount of the promissory note due from Mr. Joseph, or $475,000, as an offset to common stock equity, due to the nature of the transaction as a common stock subscription arrangement.

(5)  Loans to and Interest Receivable from Related Parties

A loan to a related party entity bears interest at a variable rate equivalent to the minimum rate allowed by the Israel Income Tax Ordinance, which is four percent (4%).  The loan is unsecured and is due, including principal and interest, on December 31, 2008. Interest receivable from Mr. Joseph associated with the loan transaction is described in Note 4 above amounted to $32,197 as of March 31, 2007. The following summarizes the amounts receivable as of March 31, 2007:

2007
Ben-Tsur Joseph Holdings Ltd.	$238,942
Ben-Tsur Joseph - Interest receivable	32,197
Totals	$271,139

(6)  Bank Indebtedness

The Company has certain loans and bank arrangements to fund its operations in Israel which mature in early 2008.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007, AND 2006
(Unaudited)

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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007, AND 2006
(Unaudited)

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

Payments amortizing the outstanding principal amount and related interest under the Convertible Notes will commence on the third month anniversary date of the date of issuance (February 15, 2007) and on the same day of each month thereafter until the principal amount and interest have been repaid in full. On each repayment date, the Company is required to make payments to the investors in the amount of 4.76 percent of the initial principal amount and all interest accrued on the Convertible Notes as of the repayment date. Upon an event of default, the interest rate will automatically be increased to 15 percent. At the Company’s election, monthly repayments may be made (i) in cash in an amount equal to 115 percent of the principal amount component of the monthly payment, and 100 percent of all other components, or (ii) in shares of registered common stock of the Company at a conversion price equal to the lesser of (a) $0.25, or (b) 75 percent of the average of the closing bid price of the common stock of the Company as reported by Bloomberg L.P. for the common stock’s principal market for the five trading days preceding the date a notice of conversion given to the Company after the Company notifies the holder of the Convertible Notes of its election to make a monthly repayment in shares of registered common stock. For the three month period ended March 31, 2007, the Company issued 2,446,690 shares of its common stock as payment of $538,100 of principal, and $76,056 of accrued interest on the Convertible Notes.

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

On March 27, 2007, the Company effected a second subscription agreement with a group of accredited investors under Regulation D of the Securities Act of 1933, as amended, which provided for the issuance to the investors, exempt from registration, of certain eight (8) percent convertible notes (the “Convertible Notes”) in the principal amount of $3,000,000. The maturity date of the Convertible Notes is two years from the date of issuance - March 27, 2009. The transaction was completed under essentially the same terms and conditions as the first issuance described in Note 8 above. In addition, under the terms of the transactional documents, all rights and benefits to be granted to the investor (including the security interest) are identical to and are intended to be shared equally with the holders of the Convertible Notes and warrants issued by the Company as of November 15, 2006. Proceeds from the second subscription agreement amounted to approximately $2,594,738 after debt issuance costs.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007, AND 2006
(Unaudited)

The Company filed a Registration Statement on Form SB-2 with the SEC on May 7, 2007, to register 18,405,000 shares of common stock related to the second issuance of Convertible Notes.

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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007, AND 2006
(Unaudited)

As described in Note 8, in November 2006, the Company issued Class A warrants to purchase 6,000,000 shares of the Company’s common stock at $0.40 per share, and Class B warrants to purchase 6,000,000 shares of the Company’s common stock at $0.50 per share. In addition, 1,200,000 finder’s warrants were also issued to purchase 1,200,000 shares of the Company’s common stock at $0.25 per share. All warrants are exercisable for a period of five years following the effective date of a registration statement filed with the SEC.  The registration statement was declared effective by the SEC on January 11, 2007.

The Company completed a second issuance of Convertible Notes in March 2007.  In connection wtih this issuance, the Company issued Class A warrants to purchase 6,000,000 shares of the Company’s common stock at $0.40 per share, and Class B warrants to purchase 6,000,000 shares of the Company’s common stock at $0.50 per share. In addition, 1,200,000 finder’s warrants were also issued to purchase 1,200,000 shares of the Company’s common stock at $0.25 per share. All warrants are exercisable for a period of five years following the effective date of a registration statement filed with the SEC.

(9)  Recent Accounting Pronouncements

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”), which amends SFAS No. 140, ” Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company is currently reviewing the effect, if any, that this new guidance with have on its financial statements.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007, AND 2006
(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “ Fair Value Measurements .” This statement defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement.  This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “ Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, " The Fair Value Option for Financial Assets and Financial Liabilities - Including An Amendment of FASB Statement No. 115 ," which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements.

(10)  Related Party Transactions

Inrob Israel entered into a management agreement with a Director and officer on October 1, 2003, which was subsequently extended as to its commencement date to May 1, 2005. Other terms and conditions related to equipment usage commenced with the original date of the agreement. Under the terms of the agreement, the Company is obligated to pay $15,000 per month during the first year and $20,000 per month thereafter for management fees. For the periods ended December 31, 2006, and 2005, the Company accrued $220,000 and $120,000, respectively under the management agreement. The Director and officer agreed to offset approximately $205,000 owed to the Company by a related party entity of the Director and officer against the management fee liability. As of March 31, 2007, the amount owed to the Director and officer under the management agreement amounted to approximately $166,395. The management agreement does not have a specific completion date, but may be terminated by either party on written notice of three months.

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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007, AND 2006
(Unaudited)

As of March 31, 2007, Mr. Ben-Tsur Joseph, President and Director of the Company, had loaned a total of $76,626 to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no terms for repayment.

(11)  Commitments and Contingencies

The Company is a party to various operating lease agreements for office space, warehouse space, and automobiles.

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

Our UGV solutions include:

•	Remote control systems (the "brains" of any robot)

•	Complete robot systems

•	Customized solutions

We are certified to design, manufacture and maintain electronic, optical and electro-mechanical equipment and are a certified supplier to the Israel Defense Forces and the Israeli Air Force. We have also been issued a certificate from the Israeli Air Force stating that our quality system is approved to perform inspection of products and services supplied to the Israeli Air Force.

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2007 v. Three Months Ended March 31, 2006

Revenues-

For the three months ended March 31, 2007 v. March 31, 2006, the Company realized $443,300 in revenues compared to $566,224 for the same period in 2006, which resulted in an overall decrease of $122,924, or 21.7%. The overall decrease in revenues resulted primarily from a decrease in service revenues of $111,871 or 24.8%. Product sales also decreased from $115,390 in 2006 to $104,337 in 2007, a decrease of $11,053 or 9.6%.

Cost of Goods Sold-

Cost of goods sold amounted to $583,456 compared to $326,701 for the same period in 2006, resulting in an increase of $256,755, or 78.6%. The increase was primarily attributed to increases in salaries and wages, repairs and maintenance, employee goodwill, vehicle operating expenses, and a provision for loss on a contract, offset by reductions in occupancy/rent costs, insurance, and project consulting expenses.

General and Administrative Expenses-

General and administrative expenses increased from $189,008 in 2006, to $399,347 for the same period in 2007, resulting in an overall increase of $210,339, or 111.3%. The increase was primarily attributed to increases in office and supply expenses, management fees, telephone and communications expenses, professional fees, promotion and business expansion expenses, depreciation expense, and realized foreign currency exchange losses, offset by decreases in auto transportation expenses, and computer supplies and repair expenses.

Other Income (Expense)-

Other income (expense) for the three months ended March 31, 2007, went from income of $4,089 to expense of $100,907, which resulted in an overall decrease in other income of $104,996, between the periods. The decrease was primarily attributable to an increase in interest expense of $116,026.

Net Income (Loss)-

Net Income (Loss) for 2007 went from net income of $46,878 in 2006 to a net loss of $640,410 in 2007, resulting in an overall decrease in net income of $687,288, for the period.

Comprehensive Income (Loss)-

Comprehensive income (loss) for the three months ended March 31, 2007, decreased from comprehensive (loss) of $20,514 in 2006 to comprehensive income of $93,793 in 2007, for an overall increase $114,307. The increase was due primarily to favorable fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 61,350,201 in 2006 to 62,259,503 in 2007. The increase was primarily due to various transactions that were completed involving our Common Stock.

Liquidity and Financial Resources

During the three months ended March 31, 2007, net cash (used in) operating activities amounted to $282,904 when compared to net cash (used in) operating activities of $61,281 for the same period in 2006. The increase in net cash used in operations was primarily due to a decrease in net income of $687,288 offset by an increase in accounts receivable of $52,331, a decrease in inventories of $308,249, a decrease in cost of uncompleted contracts in excess of billings of $74,456 and an increase in billings on uncompleted contracts in excess of elated costs of $147,697. Net cash (used in) investing activities in 2007 for the purchase of property and equipment amounted to $7,644. In 2007, net cash provided by financing activities amounted to $2,650,166 when compared to net cash provide by financing activities of $72,851 for the same period in 2006. This increase resulted primarily from $3,000,000 in proceeds obtained from the issuance of convertible bonds offset by $355,263 in debt issuance costs. As of March 31, 2007, current assets exceeded current liabilities by $457,098, and the accumulated deficit amounted to $(2,050,544).   We believe that our current cash on hand generated by the financing transactions discussed below are sufficient to sustain our operations for at least the next twelve months.

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

March 2007 Financing

On March 27, 2007, we entered into and consummated a subscription agreement with a group of accredited investors providing for the issuance to the investors of our eight percent (8%) convertible notes in the principal amount of $3,000,000. The notes mature two years from the date of issuance.

Under the terms of the agreement, all rights and benefits to be granted to the investors (including the security interest) are identical to and are intended to be shared equally with holders of convertible notes and warrants issued by the Company as of November 15, 2006. In addition, all repayment and conversion terms of and registration rights relating to these notes are identical to those contained the notes issued in November 2006.

Most of the proceeds from this financing will be used to fund ongoing research and development. These activities will focus on new product development, upgrades to existing products and engagement in joint ventures to develop new opportunities and markets for new and existing products.

Item 3. CONTROLS AND PROCEDURES.

Evaluation and Disclosure Controls and Procedures

The Company, under the supervision and with the participation of our management, under our Sole Executive Officer, filling the position of Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “Disclosure Controls and Procedures,” as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer has also concluded that our disclosure controls and procedures are effective also to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act are accumulated and communicated to our management to allow timely decisions on required disclosure.

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

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2007. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the three month period and nine month period ended March 31, 2007, that have materially affected or that are reasonably likely to affect the internal controls.

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

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.

From time to time the Company may be subject to litigation incidental to its business. The Company is not currently a party to any material legal proceedings

Item 2. [SFR3] UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

Item 5. OTHER INFORMATION [SFR4].

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

Date: May__, 2007