Form 10QSB
period 2007-06-30
Inrob Tech Ltd.
filed 2007-08-17
CIK 793595

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

Form 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

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
Yes ☐  No ☒

There were 66,840,309 shares of the registrant’s common stock, $.0001 par value, outstanding as of August 16, 2007.

INROB TECH LTD. AND SUBSIDIARY

INDEX TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2007, AND 2006
(Unaudited)

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (NOTE 2)
AS OF JUNE 30, 2007
(Unaudited)

2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,345,237
Accounts Receivable-
Trade	311,510
Employees and other	34,139
Less - Allowance for doubtful accounts	-
Inventories	308,449
Cost of uncompleted contracts in excess of billings	7,865
Prepaid expenses	13,855
Total current assets	5,021,055

Property and Equipment:
Office and computer equipment	87,323
Furniture and fixtures	59,787
Vehicles	395,470
Leasehold improvements	39,621
582,201
Less - Accumulated depreciation and amortization	(302,468)
Net property and equipment	279,733

Other Assets:
Deposits and other	2,358
Debt issuance costs, net	542,515
Loans to and interest receivable from related parties	274,587
Total other assets	819,460
Total Assets	$6,120,248

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Bank overdrafts	$100,693
Bank loans and other debt, current portion	36,170
Current portion of convertible notes	3,150,600
Accounts payable - Trade	199,081
Due to related party - Director and stockholder	266
Due to related party company	36,428
Billings on uncompleted contracts in excess of costs	247,679
Due to related party - Investor group	172,126
Accrued liabilities	256,517
Deferred revenue	412,419
Total current liabilities	4,611,979

Long-term Debt, less current portion:
Bank loans and other debt	61,739
Convertible notes	1,912,920
Total long-term debt	1,974,659
Total liabilities	6,586,638

Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $.0001 per share; 20,000,000 shares authorized; 1,000 Series A shares issued and outstanding	-
Additional paid-in capital	150,000
Capital stock, par value $.0001 per share; 380,000,000 shares authorized; 66,840,309 shares issued and outstanding	6,684
Additional paid-in capital	1,961,395
Less - Loan receivable - Director and stockholder	(475,000)
Accumulated other comprehensive income	43,769
Accumulated (deficit)	(2,153,238)
Total stockholders' (deficit)	(466,390)
Total Liabilities and Stockholders' (Deficit)	$6,120,248

The accompanying notes to financial statements
are an integral part of this balance sheet.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (NOTE 2) FOR THE
SIX MONTHS ENDED JUNE 30, 2007, AND 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Services	$418,117	$409,482	$757,080	$860,316
Product sales	119,730	69,135	224,067	184,525
Total revenues	537,847	478,617	981,147	1,044,841

Cost of Goods Sold:
Services	303,909	248,815	852,584	523,423
Product sales	36,913	23,724	71,692	75,817
Total cost of goods sold	340,822	272,539	924,276	599,240
Gross Profit (Deficit)	197,025	206,078	56,871	445,601

Expenses:
General and administrative	269,093	138,135	668,441	327,142
Total general and administrative expenses	269,093	138,135	668,441	327,142

Income (Loss) from Operations	(72,068)	67,943	(611,570)	118,459

Other Income (Expense):
Interest and other income	63,541	23,046	89,174	37,650
Interest (expense)	(189,539)	(11,025)	(316,080)	(21,540)
Total other income (expense)	(125,998)	12,021	(226,906)	16,110
Income (Loss) before Income Taxes	(198,066)	79,964	(838,476)	134,569
(Provision) Benefit for income taxes	-	(10,419)	-	(18,145)
Net Income (Loss)	(198,066)	69,545	(838,476)	116,424

Comprehensive Income (Loss):
Israeli currency translation	(90,435)	34,975	4,937	14,461
Total Comprehensive Income (Loss)	$(288,501)	$104,520	$(833,539)	$130,885

Income (Loss) Per Common Share:
Income (Loss) per common share - Basic and Diluted	$(0.00)	$0.00	$(0.01)	$0.00

Weighted Average Number of Common Shares Outstanding During the Periods- Basic and Diluted	65,541,665	61,350,180	64,061,947	61,350,180

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2007, AND 2006
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating Activities:
Net income (loss)	$(838,476)	$116,424
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,259	32,194
Amortization of debt issuance costs	131,966	-
(Recovery of) loss on contract	(39,141)	(13,370)
Gain on sale of vehicle	(1,221)	-
Changes in net assets and liabilities-
Accounts receivable	(88,768)	(64,395)
Inventories	403,323	(83,200)
Cost of uncompleted contracts in excess of billings	153,506	(28,535)
Prepaid expenses	(5,258)	193
Deposits	430	-
Accounts payable - trade and accrued liabilities	1,368	141,317
Billings on uncompleted contracts in excess of related costs	113,245	15,679
Deferred revenue	(322,858)	(107,773)
Income taxes payable and other	-	14,249
Net Cash Provided by (Used in) Operating Activities	(462,625)	22,783

Investing Activities:
Proceeds from sale of vehicle	10,049	-
Purchases of and adjustments to property and equipment	(72,163)	(43,642)
Net Cash (Used in) Provided by Investing Activities	(62,114)	(43,642)

Financing Activities:
Proceeds from long-term debt	95,076	-
Payments on long-term debt	(48,864)	(60,743)
Proceeds from (offset to) bank overdrafts	5,783	31,148
Proceeds from issuance of convertible notes	3,000,000	-
Debt issuance costs - Convertible notes	(355,262)	-
Loan receivable - Director and stockholder	(9,512)	(9,420)
Proceeds from loan from related party - Investor group	10,924	146,250
Payments on (advances to) Loan - Director and stockholder	(61,169)	(35,250)
Due from related party - Director and stockholder	-	25,801
Received from (loans to) related party companies	(48,729)	(91,388)
Net Cash Provided by Financing Activities	2,588,247	6,398
Effect of Exchange Rate Changes on Cash	3,358	14,461
Net Increase (Decrease) in Cash	2,066,866	-
Cash and Cash Equivalents - Beginning of Period	2,278,371	-
Cash and Cash Equivalents - End of Period	$4,345,237	$-

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2007, AND 2006
(Unaudited)

Supplemental Disclosures of Cash Flow Information:

	Six Months Ended
	June 30,
	2007	2006
Cash paid during the period for:
Interest	$19,705	$19,422
Income taxes	$-	$3,896

Supplemental Information of Noncash Investing and Financing Activities:

During the three month period ended March 31, 2007, the Company issued 2,446,690 shares of its common stock as payment of $538,100 of principal and $76,056 of accrued interest on certain convertible notes.

During the three month period ended June 30, 2007, the Company issued 3,043,418 shares of its common stock as payment of $398,380 of principal and $49,461 of accrued interest on certain convertible notes.

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007, AND 2006
(Unaudited)

(1)    Summary of Significant Accounting Policies

 Organization and Basis of Presentation

Inrob Tech Ltd. (“Inrob Tech” or the “Company”) is a Nevada corporation which provides engineering products and services for the maintenance of critical and sophisticated equipment, and the integration and production of advanced wireless control solutions for unmanned ground vehicle (“UVR”) robots. The remote control systems of the Company are the “brains” for many UVR solutions. The current nature of Israel’s security situation coupled with the Company’s close work with the Israeli Defense Forces (“IDF”) and the Israeli police, has helped the Company gain extensive experience in a wide range of military and law enforcement UVR applications and control solutions. The Company has also targeted the civilian applications market, which includes solar powered equipment, and dangerous tasks such as nuclear plant maintenance, inspection and decommissioning, the demolition industry, and firefighting and rescue services. The accompanying consolidated financial statements of Inrob Tech were prepared from the accounts of the Company and its wholly owned subsidiary under the accrual basis of accounting in United States dollars. In addition, the accompanying consolidated financial statements reflect the completion of a reverse merger between Inrob Tech and Inrob Ltd. (“Inrob Israel”), which was effected on July 21, 2005.

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

Effective July 21, 2005, Inrob Israel completed the reverse merger with Inrob Tech, a publicly traded Nevada corporation. Given that Inrob Israel is considered to have acquired Inrob Tech by a reverse merger through a Stock Purchase Agreement, and its sole stockholder currently has voting control of the Company, the accompanying consolidated financial statements and related disclosures in the notes to consolidated financial statements present the financial position as of June 30, 2007, and the operations for the three months and six months ended June 30, 2007, and 2006, of Inrob Israel under the name of Inrob Tech Ltd. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Inrob Israel and Inrob Tech brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

The consolidated financial statements as of June 30, 2007, include the accounts of Inrob Tech Ltd., Inrob Israel through a reverse merger transaction, and a wholly owned subsidiary, Inrob Philippines, Incorporated. Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Statements

The interim consolidated financial statements as of June 30, 2007, and for the periods ended June 30, 2007, and 2006, are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2007, and the consolidated results of its operations and its cash flows for the periods ended June 30, 2007, and 2006. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2007. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to Inrob Tech Ltd.’s audited financial statements contained in its Annual Report on Form 10-KSB as of December 31, 2006, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007, AND 2006
(Unaudited)

 Accounts Receivable

Accounts receivable consist of amounts due from customers, employees and related parties. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of June 30, 2007, no allowance for doubtful accounts was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

Revenue Recognition

The Company generates revenues from product sales and maintenance service contracts.

Revenues from product sales are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB No. 104”) and Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is recognized when delivery has occurred provided there is persuasive evidence of an agreement, acceptance tests results have been approved by the customer, the fee is fixed or determinable and collection of the related receivable is probable. Customers are billed on an interim basis under the terms of individual agreements, and revenue is recognized upon completion of the contracts. All product costs are deferred and recognized on completion of the contract and customer acceptance. A provision is made for the amount of any expected loss on a contract at the time it is known.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended June 30, 2007, and 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007, AND 2006
(Unaudited)

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

Debt Issuance Costs

The Company defers as other assets the costs associated with the issuance of debt instruments. Such costs are amortized as additional interest expense over the life of the related debt. As of June 30, 2007, the Company had recorded debt issuance costs related to convertible notes of $695,763 of such costs, and amortized $153,248 as additional interest expense.

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the periods ended June 30, 2007, and 2006, the only components of comprehensive income (loss) were the net income (loss) for the periods, and the foreign currency translation adjustments.

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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007, AND 2006
(Unaudited)

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2007, the Company’s financial instruments approximated fair value to do the nature and maturity of such instruments.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities as of June 30, 2007, and consolidated revenues and expenses for the periods ended June 30, 2007, and 2006. Actual results could differ from those estimates made by management.

Reclassifications

Certain amounts in the consolidated financial statements for the six months ended June 30, 2007, have been reclassified to conform to the presentation for the three months ended June 30, 2007. Such reclassifications had no effect on the reported net loss.

(2)    Going Concern

During the year ended December 31, 2006, and subsequent thereto through June 30, 2007, Inrob Tech continued its operations, business expansion, and capital formation activities through the issuance of convertible debt. On November 15, 2006, the Company completed a subscription agreement with a group of accredited investors for the issuance of Convertible Notes in the amount of $3,000,000. The maturity date of the Convertible Notes is two years from the date of issuance - November 15, 2008. Net proceeds to the Company amounted to $2,659,500, after deducting debt issuance costs. On March 27, 2007, the Company effected a second subscription agreement with a group of accredited investors for the issuance of Convertibles Notes also in the amount of $3,000,000. The maturity date of the second issuance of Convertible Notes is two years from the date of issuance - March 27, 2009. The second transaction was completed under essentially the same terms and conditions as the first issuance. In additional, under the terms of the transactional documents, all rights and benefits to be granted to the investor (including the security interest) are identical to and are intended to be shared equally with the holders of the Convertible Notes and warrants issued by the Company as of November 15, 2006. Proceeds from the second subscription agreement amounted to approximately $2,594,738 after debt issuance costs.

While management of the Company believes that the Company will be successful in increasing its working capital from operations and the generation of additional business revenues from new and existing clients, there can be no assurance that the Company will be able to generate the funds needed to meet its debt and working capital obligations, achieve its planned expansion under its business plan, or be successful in the sale of its products and services to generate sufficient revenues to allow the Company to achieve profitability, and to sustain its operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant operating losses through June 30, 2007, and has insufficient revenues to cover its on-going operating costs. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007, AND 2006
(Unaudited)

(3)    Inventories

As of June 30, 2007, inventories consisted of the following:

2007

Work in progress	$266,245
Materials	42,204

Total	$308,449

(4)    Loan Receivable – Director and Stockholder

As discussed in Note 9, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, President, sole Director and stockholder, 2,057,415 shares of common stock of Inrob Tech in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand. As of June 30, 2007, the balance owed on the loan plus accrued interest amounted to $511,959. The Company has classified the amount of the promissory note due from Mr. Joseph, or $475,000, as an offset to common stock equity, due to the nature of the transaction as a common stock subscription arrangement.

(5)    Loan to and Interest Receivable from Related Parties

A loan to a related party entity bears interest at a variable rate equivalent to the minimum rate allowed by the Israel Income Tax Ordinance (4% percent), is unsecured and is due, including principal and interest, on December 31, 2008. Interest receivable from Mr. Joseph associated with the loan transaction described in Note 4 above amounted to $36,959 as of June 30, 2007. The following summarizes the amounts receivable as of June 30, 2007:

2007

Ben-Tsur Joseph Holdings Ltd.	$237,628
Ben-Tsur Joseph - Interest receivable	36,959

Totals	$274,587

(6)    Bank Indebtedness

The Company has certain loans and bank arrangements to fund its operations and vehicle purchases in Israel which mature through 2012.

(7)    Convertible Debenture

On September 30, 2005, the Company issued a convertible debenture (the “Debenture”) in the amount of $42,500 to the same third-party entity. The Debenture carried an interest rate of ten (10) percent per annum, was due on November 30, 2005, and was convertible into 2,000,000 publicly traded shares of the Company’s common stock. The due date of the Debenture was extended to December 31, 2006, by written agreement between the parties. In addition, effective September 30, 2006, the third-party entity executed a document wherein it indicated that it had waived its right to convert the Debenture to common stock of the Company. In November, 2006, the Debenture, together with accrued interest, for a total amount of $46,750, was paid off.

(8)    Issuance of Convertible Notes and Warrants

On November 15, 2006, the Company effected a subscription agreement with a group of accredited investors under Regulation D of the Securities Act of 1933, as amended, which provided for the issuance to the investors, exempt from registration, of certain 8 percent convertible notes (the “Convertible Notes”) in the principal amount of $3,000,000. The maturity date of the Convertible Notes is two years from the date of issuance – November 15, 2008.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007, AND 2006
(Unaudited)

Payments amortizing the outstanding principal amount and related interest under the Convertible Notes commenced on the third month anniversary date of the date of issuance (February 15, 2007) and will continue on the same day of each month thereafter until the principal amount and interest have been repaid in full. On each repayment date, the Company is required to make payments to the investors in the amount of 4.76 percent of the initial principal amount and all interest accrued on the Convertible Notes as of the repayment date. Upon an event of default, the interest rate will automatically be increased to 15 percent. At the Company’s election, monthly repayments may be made (i) in cash in an amount equal to 115 percent of the principal amount component of the monthly payment, and 100 percent of all other components, or (ii) in shares of registered common stock of the Company at a conversion price equal to the lesser of (a) $0.25, or (b) 75 percent of the average of the closing bid price of the common stock of the Company as reported by Bloomberg L.P. for the common stock’s principal market for the five trading days preceding the date a notice of conversion given to the Company after the Company notifies the holder of the Convertible Notes of its election to make a monthly repayment in shares of registered common stock. For the three month periods ended March 31, 2007, and June 30, 2007, the Company issued 2,446,690 and 3,043,418 shares, respectively, of its common stock as payment of $936,480 of principal, and $125,517 of accrued interest on the Convertible Notes.

Provided there is no default under the Convertible Notes, the Company may prepay the outstanding principal amount of the Convertible Notes at a 20 percent premium, together with accrued but unpaid interest thereon and any and all other sums due.

The investors have a right to convert the Convertible Notes into registered shares of common stock of the Company at $0.25 per share. Upon an event of default, the conversion price shall be the lesser of $0.25 or 75 percent of the average of the closing bid prices of the common stock of the Company for the five trading days prior to a conversion date. No conversions may take place if it would cause an investor to become the beneficial owner of more than 4.99 percent of the outstanding shares of common stock of the Company, which limitation is subject to waiver by an investor upon 61 days prior written notice to the Company.

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

The Company filed a Registration Statement on Form SB-2 with the SEC on May 7, 2007, to register 18,405,000 shares of common stock related to the second issuance of Convertible Notes. This Registration Statement pertaining to the second issuance of Convertible Notes has not yet been declared effective by the SEC. Under the terms of the Subscription Agreement pertaining to the second issuance of Convertible Notes, the Company has 160 days from the date of filing a Registration Statement on Form SB-2 with the SEC to obtain an approval from the SEC on such Registration Statement. For the six months ended June 30, 2007, the Company accrued interest amounting to $63,288 related to the second issuance of Convertible Notes which is presented in the caption interest expense in the accompanying consolidated statements of operations. Further, for the six months ended June 30, 2007, the Company issued no shares of common stock related to the second issuance of Convertible Notes as payment of principal or interest pertaining to such notes.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007, AND 2006
(Unaudited)

(9)    Capital Stock Transactions

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

In connection with the second issuance of Convertible Notes completed in March 2007, the Company also issued Class A warrants to purchase 6,000,000 shares of the Company’s common stock at $0.40 per share, and Class B warrants to purchase 6,000,000 shares of the Company’s common stock at $0.50 per share. In addition, 1,200,000 finder’s warrants were also issued to purchase 1,200,000 shares of the Company’s common stock at $0.25 per share. All warrants are exercisable for a period of five years following the effective date of a registration statement filed with the SEC.

(10)    Recent Accounting Pronouncements

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
JUNE 30, 2007, AND 2006
(Unaudited)

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

(11)    Related Party Transactions

Inrob Israel entered into a management agreement with a Director and officer on October 1, 2003, which was subsequently extended as to its commencement date to May 1, 2005. Other terms and conditions related to equipment usage commenced with the original date of the agreement. Under the terms of the agreement, the Company is obligated to pay $15,000 per month during the first year and $20,000 per month thereafter for management fees. For the periods ended December 31, 2006, and 2005, the Company accrued $220,000 and $120,000, respectively under the management agreement. The Director and officer agreed to offset approximately $205,000 owed to the Company by a related party entity of the Director and officer against the management fee liability. For the six months ended June 30, 2007, the company accrued $120,000 under the management agreement. The management agreement does not have a specific completion date, but may be terminated by either party on written notice of three months.

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

(12)    Commitments and Contingencies

The Company is a party to various operating lease agreements for office space, warehouse space, and automobiles.

On June 05, 2007, the Company entered into a Financial Investor Relations Agreement with WiseAlerts.com. The Agreement provides that WiseAlerts.com will write and distribute a client newsletter, inform qualified OTC investors of news updates pertaining to the Company, and feature the Company in internet broadcast chats. This Agreement has a term of thirty days at a cost of $15,000.

On June 27, 2007, the Company entered into a Consulting Agreement with Endeavor Holdings, Inc. (“Endeavor”) of New York. Endeavor Holdings, Inc. will provide marketing and business support to the Company. The Agreement is for a term of three months, and the Company will pay fees of $12,500 per month (beginning in June 2007) for the services provided by Endeavor.

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

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues-

For the three months ended June 30, 2007, the Company recognized $537,847 in revenues compared to $478,617 for the same period in 2006, which resulted in an overall increase of $59,230, or 12.4%. The overall increase in revenues resulted primarily from an increase in product sales from to $69,135 in 2006 to $119,730 in 2007, and increase of $50,595 or 73.2%. Service revenues also increased from $409,482 in 2006 to $418,117 in 2007, an increase of 2.1%. The increase in service revenues resulted from the completion of additional projects under contract during the quarter.

Cost of Goods Sold-

Cost of goods sold amounted to $340,822 compared to $272,539 for the same period in 2006, resulting in an increase of $68,283, or 25.1%. The increase was primarily attributed to increases in salaries and wages, repairs and maintenance, employee goodwill, and vehicle operating expenses, offset by reductions in occupancy/rent costs, insurance, and project consulting expenses.

General and Administrative Expenses-

General and administrative expenses increased from $138,135 in 2006, to $269,093 for the same period in 2007, resulting in an overall increase of $130,958, or 94.8%. The increase was primarily attributed to increases in office and supply expenses, management fees, telephone and communications expenses, professional fees, promotion and business expansion expenses, and depreciation expense, offset by decreases in auto transportation expenses, realized foreign currency exchange, and computer supplies and repair expenses.

Other Income (Expense)-

Other income (expense) for the three months ended June 30, 2007 amounted to an expense of 125,998, from income of $12,021 for the same prior year period. The decrease of $138,019 or 1148.1% was primarily attributable to an increase in interest expense of $178,514 related to the Company’s convertible notes offset by an increase in interest and other income of $40,495.

Net Income (Loss)-

Net Income (Loss) for the three months ended June 30, 2007 went from net income of $69,545 in 2006 to a net loss of $198,066. The decrease of $267,111, or 384.8%, was due to the net impact of the items described previously in 2007.

Comprehensive Income (Loss)-

Comprehensive income (loss) for the three months ended June 30, 2007, decreased from comprehensive income of $104,520 in 2006 to comprehensive loss of $288,501 in 2007, for an overall decrease of $393,021, or 376%. The decrease was due primarily to the business activities described above and unfavorable fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 61,350,180 in 2006 to 65,541,665 in 2007. The increase was primarily due to various transactions that were completed involving our Common Stock, including conversions by holders of the Company’s convertible notes and the payments of principal and interest under those notes that were made in shares.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues-

For the six months ended June 30, 2007, the Company realized $981,147 in revenues compared to $1,044,841 for the same period in 2006, which resulted in an overall decrease of $63,694, or 6.1%. The overall decrease in revenues resulted primarily from a decrease in service revenues from $860,316 to $757,080 or a decline of 12%. The decline resulted from the number of projects that were in-progress, and related deferred revenues which amounted to $412,419 as of June 30, 2007. Product sales increased from $184,525 in 2006 to $224,067 in 2007, representing an increase of 21.4%.

Cost of Goods Sold-

Cost of goods sold amounted to $924,276 compared to $599,240 for the same period in 2006, resulting in an increase of $325,036, or 54.2%. The increase was primarily attributed to increases in salaries and wages, repairs and maintenance, employee goodwill, and direct job costs, offset by reductions in occupancy/rent costs, insurance, vehicle operating expenses, and project consulting expenses.

General and Administrative Expenses-

General and administrative expenses increased from $327,142 for the six months period ended June 30, 2006, to $668,441 for the same period in 2007, resulting in an overall increase of $341,299, or 104.3%. The increase was primarily attributed to increases in office and supply expenses, management fees, professional fees, auto transportation expenses, promotion and business expansion expenses, and depreciation expense, offset by decreases in computer supplies, foreign currency exchange, and repair expenses.

Other Income (Expense)-

Other income (expense) for the six months ended June 30, 2007 amounted to an expense of 226,906, from income of $16,110 for the same prior year period, representing a decrease of $243,016, or 1,508%. The decrease was primarily attributable to an increase in interest expense of $294,540 related to the Company’s convertible notes, offset by an increase in interest and other income of $51,524.

Net Income (Loss)-

The Company incurred a net loss for the six months ended June 30, 2007 which amount to $838,476 compared to net income of $116,424 for the corresponding period in 2006. The decrease of $954,900, or 820.2%, was due to the items previously described in 2007.

Comprehensive Income (Loss)-

The Company incurred a comprehensive loss for the six months ended June 30, 2007, of $833,539 compared to comprehensive income of $130,885 in 2006, for an overall decrease of $964,424, or 736.8%. The decrease was due primarily to the business activities described above, and unfavorable fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 61,350,180 in 2006 to 64,061,947 in 2007. The increase was primarily due to various transactions that were completed involving our Common Stock, including conversions by holders of the Company’s convertible notes and interest payments under those notes that were made in shares.

Liquidity and Financial Resources

During the six months ended June 30, 2007, net cash (used in) operating activities amounted to $462,625 when compared to net cash provided by operating activities of $22,783 for the same period in 2006. The increase in net cash used in operations was primarily due to the net loss for the period, decreases in accounts, deferred revenue and prepaid expenses, offset by impact of debt issuance costs and depreciation, and increases in inventories, cost of uncompleted contracts in excess of billings, accounts payable – trade, and billings on uncompleted contracts in excess of related costs.

Net cash (used in) investing activities in 2007 for the purchase of property and equipment amounted to $62,114. In 2007, net cash provided by financing activities amounted to $2,588,247 when compared to net cash provided by financing activities of $6,398 for the same period in 2006. This increase resulted primarily from $3,000,000 in proceeds obtained from the issuance of convertible notes offset by $355,262 in debt issuance costs.

As of June 30, 2007, current assets exceeded current liabilities by $409,076, and the accumulated deficit amounted to $(2,153,238).   We believe that our current cash on hand generated by the financing transactions discussed below are sufficient to sustain our operations for at least the next twelve months, subject to the operating factors discussed previously and use of capital described below.

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

Other

A portion of the proceeds from the afore-mentioned offerings has been reserved for the acquisition of or obtaining the right of access to mass production facilities in a low cost country. To that end, we have entered into negotiations for the acquisition of a manufacturing facility in the Philippines. We have not entered into any definitive agreements regarding this acquisition and there can be no assurance that the proposed transaction will be completed.

We believe that the proceeds from the sale of the notes will be sufficient to sustain us through the next 12 months. Nevertheless, the aforementioned factors raise substantial doubt about our ability to continue as a going concern. We anticipate that in order to fulfill our plan of operation including repayment of certain bank debt, and other liabilities, we will need to seek debt and/or equity financing from outside sources. We are currently pursuing debt and equity capital formation activities in order to increase our working capital and overall solvency positions.

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

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2007. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the three month period and nine month period ended June 30, 2007, that have materially affected or that are reasonably likely to affect the internal controls.

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

None

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
Date: August 17, 2007