Form 10QSB
period 2007-09-30
Inrob Tech Ltd.
filed 2007-11-15
CIK 793595

 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

Form 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

702-795-3601
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐

There were 69,973,939 shares of the registrant’s common stock, $.0001 par value, outstanding as of November 13, 2007.

INROB TECH LTD. AND SUBSIDIARY

INDEX TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
SEPTEMBER 30, 2007, AND 2006
(Unaudited)

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (NOTE 2)
AS OF SEPTEMBER 30, 2007
(Unaudited)

ASSETS	2007
Current Assets:
Cash and cash equivalents	$3,857,433
Accounts Receivable-
Trade	433,858
Employees and other	51,075
Less - Allowance for doubtful accounts	-
Inventories	425,741
Cost of uncompleted contracts in excess of billings	17,766
Prepaid expenses	26,496
Total current assets	4,812,369

Property and Equipment:
Office and computer equipment	92,366
Furniture and fixtures	63,240
Vehicles	415,880
Leasehold improvements	41,910
613,396
Less - Accumulated depreciation and amortization	(315,429)
Net property and equipment	297,967

Other Assets:
Deposits and other	2,612
Debt issuance costs, net	455,545
Loans to and interest receivable from related parties	295,556
Total other assets	753,713
Total Assets	$5,864,049

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Bank overdrafts	$188,872
Bank loans and other debt, current portion	30,229
Current portion of convertible notes	3,151,563
Accounts payable - Trade	252,997
Due to related party - Director and stockholder	2,072
Due to related party company	28,540
Billings on uncompleted contracts in excess of costs	218,119
Due to related party - Investor group	178,438
Accrued liabilities	518,719
Deferred revenue	643,108
Total current liabilities	5,212,657
Long-term Debt, less current portion:
Bank loans and other debt	81,538
Convertible notes	1,466,145
Total long-term debt	1,547,683

Total liabilities	6,760,340

Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $.0001 per share; 20,000,000 shares
authorized; 1,000 Series A shares issued and outstanding	-
Additional paid-in capital	150,000
Capital stock, par value $.0001 per share; 380,000,000 shares
authorized; 69,896,977 shares issued and outstanding	6,990
Additional paid-in capital	2,429,004
Less - Loan receivable - Director and stockholder	(475,000)
Accumulated other comprehensive income	37,386
Accumulated (deficit)	(3,044,671)
Total stockholders' (deficit)	(896,291)
Total Liabilities and Stockholders' (Deficit)	$5,864,049

The accompanying notes to financial statements
are an integral part of these balance sheet.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) (NOTE 2) FOR THE
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007, AND 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Services	$379,938	$69,519	$1,137,018	$929,835
Product sales	60,701	112,706	284,768	297,231

Total revenues	440,639	182,225	1,421,786	1,227,066

Cost of Goods Sold:
Services	363,560	386,126	1,216,144	909,549
Product sales	23,231	60,644	94,923	136,461

Total cost of goods sold	386,791	446,770	1,311,067	1,046,010

Gross Profit (Deficit)	53,848	(264,545)	110,719	181,056

Expenses:
General and administrative	623,113	198,967	1,291,554	526,109

Total general and administrative expenses	623,113	198,967	1,291,554	526,109

(Loss) from Operations	(569,265)	(463,512)	(1,180,835)	(345,053)

Other Income (Expense):
Interest and other income	49,082	13,921	138,257	51,571
Interest (expense)	(371,251)	(13,267)	(687,331)	(34,807)

Total other income (expense)	(322,169)	654	(549,074)	16,764

(Loss) before Income Taxes	(891,434)	(462,858)	(1,729,909)	(328,289)

Benefit for income taxes	-	193,424	-	175,279

Net (Loss)	(891,434)	(269,434)	(1,729,909)	(153,010)

Comprehensive (Loss):
Israeli currency translation	(6,383)	(9,443)	(3,025)	5,018

Total Comprehensive (Loss)	$(897,817)	$(278,877)	$(1,732,934)	$(147,992)

(Loss) Per Common Share:
Income (Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Weighted Average Number of Common Shares
Outstanding During the Periods- Basic and Diluted	67,289,465	61,350,180	65,221,781	61,350,180

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007, AND 2006
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net income (loss)	$(1,729,909)	$(153,010)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	67,390	57,214
Amortization of debt issuance costs	218,937	-
Deferred income taxes	-	(147,895)
(Recovery of) provision for loss on contract	(39,141)	(11,764)
Loss on sale of vehicles	1,177	-
Changes in net assets and liabilities-
Accounts receivable	(228,052)	(25,932)
Inventories	286,031	(167,907)
Cost of uncompleted contracts in excess of billings	143,605	36,175
Prepaid expenses and deposits	(17,723)	4,612
Accounts payable - trade and accrued liabilities	339,589	314,968
Billings on uncompleted contracts in excess of related costs	83,685	119,165
Deferred revenue	(92,169)	159,579
Income taxes payable and other	-	(20,272)

Net Cash (Used in) Operating Activities	(966,580)	164,933

Investing Activities:
Proceeds from sale of vehicles	19,623	-
Purchases of and adjustments to property and equipment	(140,500)	(75,192)

Net Cash (Used in) Investing Activities	(120,877)	(75,192)

Financing Activities:
Proceeds from long-term debt	109,476	-
Payments on long-term debt	(49,407)	(46,945)
Proceeds from bank overdrafts	93,962	26,440
Proceeds from issuance of convertible notes	3,000,000	-
Debt issuance costs - Convertible notes	(355,262)	-
Deferred offering costs	-	(10,000)
Loan receivable and related interest - Director and stockholder	(14,301)	(14,213)
Proceeds from loan from related party - Investor group	17,236	137,875
Payments on Loan - Director and stockholder	(59,363)	-
Due from related party - Director and stockholder	-	7,020
Payments on debt and advances to related party companies	(72,797)	(194,936)

Net Cash Provided by (Used in) Financing Activities	2,669,544	(94,759)

Effect of Exchange Rate Changes on Cash	(3,025)	5,018

Net Increase in Cash	1,579,062	-

Cash and Cash Equivalents - Beginning of Period	2,278,371	-

Cash and Cash Equivalents - End of Period	$3,857,433	$-

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007, AND 2006
(Unaudited)

Supplemental Disclosures of Cash Flow Information:
	Nine Months Ended September 30,
	2007	2006
Cash paid during the period for:
Interest	$35,173	$31,638
Income taxes	$-	$20,147

Supplemental Information of Noncash Investing and Financing Activities:

During the three-month period ended March 31, 2007, the Company issued 2,446,690 shares of its common stock as payment of $538,100 of principal and $76,056 of accrued interest on certain convertible notes.

During the three-month period ended June 30, 2007, the Company issued 3,043,418 shares of its common stock as payment of $398,380 of principal and $49,461 of accrued interest on certain convertible notes.

During the three-month period ended September 30, 2007, the Company issued 3,056,668 shares of its common stock as payment of $445,812 of principal and $14,267 of accrued interest on certain convertible notes.

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007, AND 2006
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

Effective July 21, 2005, Inrob Israel completed the reverse merger with Inrob Tech, a publicly traded Nevada corporation. Given that Inrob Israel is considered to have acquired Inrob Tech by a reverse merger through a Stock Purchase Agreement, and its sole stockholder currently has voting control of the Company, the accompanying consolidated financial statements and related disclosures in the notes to consolidated financial statements present the financial position as of September 30, 2007, and the operations for the three months and nine months ended September 30, 2007, and 2006, of Inrob Israel under the name of Inrob Tech Ltd. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Inrob Israel and Inrob Tech brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

The consolidated financial statements as of September 30, 2007, include the accounts of Inrob Tech Ltd., Inrob Israel through a reverse merger transaction, and a wholly owned subsidiary, Inrob Philippines, Incorporated. Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Statements

The interim consolidated financial statements as of September 30, 2007, and for the periods ended September 30, 2007, and 2006, are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2007, and the consolidated results of its operations and its cash flows for the periods ended September 30, 2007, and 2006. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2007. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to Inrob Tech Ltd.’s audited financial statements contained in its Annual Report on Form 10-KSB as of December 31, 2006, for additional information, including significant accounting policies.

 Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007, AND 2006
(Unaudited)

 Accounts Receivable

Accounts receivable consist of amounts due from customers, employees and related parties. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of September 30, 2007, no allowance for doubtful accounts was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007, AND 2006
(Unaudited)

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended September 30, 2007, and 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

 Debt Issuance Costs

The Company defers as other assets the costs associated with the issuance of debt instruments. Such costs are amortized as additional interest expense over the life of the related debt. As of September 30, 2007, the Company had recorded debt issuance costs related to convertible notes of $695,763 of such costs, and amortized $240,218 as additional interest expense.

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the periods ended September 30, 2007, and 2006, the only components of comprehensive income (loss) were the net income (loss) for the periods, and the foreign currency translation adjustments.

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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007, AND 2006
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

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2007, the Company’s financial instruments approximated fair value to do the nature and maturity of such instruments.

 Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities as of September 30, 2007, and consolidated revenues and expenses for the periods ended September 30, 2007, and 2006. Actual results could differ from those estimates made by management.

 Reclassifications

Certain amounts in the consolidated financial statements for the nine months ended September 30, 2007, have been reclassified to conform to the presentation for the three months ended September 30, 2007. Such reclassifications had no effect on the reported net loss.

(2) Going Concern

During the year ended December 31, 2006, and subsequent thereto through September 30, 2007, Inrob Tech continued its operations, business expansion, and capital formation activities through the issuance of convertible debt. On November 15, 2006, the Company completed a subscription agreement with a group of accredited investors for the issuance of Convertible Notes in the amount of $3,000,000. The maturity date of the Convertible Notes is two years from the date of issuance - November 15, 2008. Net proceeds to the Company amounted to $2,659,500, after deducting debt issuance costs. On March 27, 2007, the Company effected a second subscription agreement with a group of accredited investors for the issuance of Convertibles Notes also in the amount of $3,000,000. The maturity date of the second issuance of Convertible Notes is two years from the date of issuance - March 27, 2009. The second transaction was completed under essentially the same terms and conditions as the first issuance. In additional, under the terms of the transactional documents, all rights and benefits to be granted to the investors (including the security interest) were to be identical to and intended to be shared equally with the holders of the Convertible Notes and warrants issued by the Company as of November 15, 2006. Proceeds from the second subscription agreement amounted to approximately $2,594,738 after debt issuance costs. As described in Note 8, subsequent to September 30, 2007, the terms of the second issuance of Convertible Notes were amended by agreement between the accredited investors of the second issuance of Convertible Notes and the Company.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007, AND 2006
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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant operating losses through September 30, 2007, and has insufficient revenues to cover its on-going operating costs. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Inventories

As of September 30, 2007, inventories consisted of the following:
2007
Work in progress	$381,724
Materials	44,017

Total	$425,741

(4) Loan Receivable - Director and Stockholder

As discussed in Note 9, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, President, sole Director and stockholder, 2,057,415 shares of common stock of Inrob Tech in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand. As of September 30, 2007, the balance owed on the loan plus accrued interest amounted to $516,748. The Company has classified the amount of the promissory note due from Mr. Joseph, or $475,000, as an offset to common stock equity, due to the nature of the transaction as a common stock subscription arrangement.

(5) Loan to and Interest Receivable from Related Parties

A loan to a related party entity bears interest at a variable rate equivalent to the minimum rate allowed by the Israel Income Tax Ordinance (4% percent), is unsecured and is due, including principal and interest, on December 31, 2008. Interest receivable from Mr. Joseph associated with the loan transaction described in Note 4 above amounted to $41,748 as of September 30, 2007. The following summarizes the amounts receivable as of September 30, 2007:

2007
Ben-Tsur Joseph Holdings Ltd.	$253,808
Ben-Tsur Joseph - Interest receivable	41,748

Totals	$295,556

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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007, AND 2006
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

Payments amortizing the outstanding principal amount and related interest under the Convertible Notes commenced on the third month anniversary date of the date of issuance (February 15, 2007) and will continue on the same day of each month thereafter until the principal amount and interest have been repaid in full. On each repayment date, the Company is required to make payments to the investors in the amount of 4.76 percent of the initial principal amount and all interest accrued on the Convertible Notes as of the repayment date. Upon an event of default, the interest rate will automatically be increased to 15 percent. At the Company’s election, monthly repayments may be made (i) in cash in an amount equal to 115 percent of the principal amount component of the monthly payment, and 100 percent of all other components, or (ii) in shares of registered common stock of the Company at a conversion price equal to the lesser of (a) $0.25, or (b) 75 percent of the average of the closing bid price of the common stock of the Company as reported by Bloomberg L.P. for the common stock’s principal market for the five trading days preceding the date a notice of conversion given to the Company after the Company notifies the holder of the Convertible Notes of its election to make a monthly repayment in shares of registered common stock. For the three-month periods ended March 31, 2007, June 30, 2007, and September 30, 2007, the Company issued 2,446,690, 3,043,418, and 3,056,668 shares, respectively, of its common stock as payment of $1,382,292 of principal, and $139,784 of accrued interest on the Convertible Notes.

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

The Company filed a Registration Statement on Form SB-2 with the SEC on December 20, 2006, to register 18,405,000 shares of common stock related to the Convertible Notes. The Registration Statement was declared effective by the SEC on January 11, 2007. On October 16, 2007, the Company filed a post effective amendment to the Registration Statement on Form SB-2 for the purpose of updating its financial and other disclosures. The amount of 9,822,822 shares of common stock included in that post effective amendment was lower than the number of shares included in the Registration Statement (as described above) as a result of sales of shares by the selling security holders following the effective date of the Registration Statement. In addition, on October 30, 2007, a second post effective amendment to the Registration Statement on Form SB-2 was filed with the SEC to further update certain developments relating to the Company. Specifically, as described below, on October 23, 2007, the Company entered into an agreement with the investors in its March 2007 second issuance of Convertible Notes.

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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007, AND 2006
(Unaudited)

On March 27, 2007, the Company effected a second subscription agreement with a group of accredited investors under Regulation D of the Securities Act of 1933, as amended, which provided for the issuance to the investors, exempt from registration, of certain 8 percent convertible notes (the “Convertible Notes”) in the principal amount of $3,000,000. The maturity date of the Convertible Notes is two years from the date of issuance - March 27, 2009. The transaction was completed under essentially the same terms and conditions as the first issuance described above. In additional, under the terms of the transactional documents, all rights and benefits to be granted to the investors (including the security interest) were identical to and intended to be shared equally with the holders of the Convertible Notes and warrants issued by the Company as of November 15, 2006. Proceeds from the second subscription agreement amounted to approximately $2,594,738 after debt issuance costs.

The Company filed a Registration Statement on Form SB-2 with the SEC on May 7, 2007, to register 18,405,000 shares of common stock related to the second issuance of Convertible Notes. Under the terms of the Subscription Agreement pertaining to the second issuance of Convertible Notes, the Company had 160 days from the date of filing a Registration Statement on Form SB-2 with the SEC to obtain an approval from the SEC on such Registration Statement. However, after filing two amendments to this Registration Statement with the SEC, on October 18, 2007, the Company withdrew the Registration Statement. Subsequently, on October 23, 2007, the Company entered into an amendment agreement (the “Amendment Agreement”) with the accredited investors to the second issuance of Convertible Notes of March 27, 2007. Under the terms of the Amendment Agreement, the Company was no longer required to register the shares issuable upon conversion of the Convertible Notes and exercise of the warrants issued in connection with the March 27, 2007 agreement. The interest rate under the second issuance of Convertible Notes was increased to 18 percent and was deemed to have accrued from the date of issuance (March 27, 2007) of the Convertible Notes. The Company is also required to make principal and interest payments under the Convertible Notes in common stock only at 75 percent of the average of the closing bid price of the common stock for the five trading days preceding the date an interest or principal payment, as the case may be, is due. In addition, the exercise price of the warrants was reduced to $0.25 and their expiration date was fixed at the sixth anniversary of the closing date of the March 2007 second issuance of Convertible Notes.

For the nine months ended September 30, 2007, the Company accrued interest amounting to $276,658 related to the second issuance of Convertible Notes which is presented in the caption interest expense in the accompanying consolidated statements of operations. Further, as described above, for the nine months ended September 30, 2007, the Company issued no shares of common stock related to the second issuance of Convertible Notes as payment of principal or interest pertaining to such notes.

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

In connection with the second issuance of Convertible Notes completed in March 2007, the Company also issued Class A warrants to purchase 6,000,000 shares of the Company’s common stock at $0.40 per share, and Class B warrants to purchase 6,000,000 shares of the Company’s common stock at $0.50 per share. In addition, 1,200,000 finder’s warrants were also issued to purchase 1,200,000 shares of the Company’s common stock at $0.25 per share. All warrants were exercisable for a period of five years following the effective date of a registration statement filed with the SEC. As described in Note 8, effective October 23, 2007, the exercise price of the warrants pertaining to the second issuance of Convertible Notes was reduced to $0.25 and their expiration date was fixed at the sixth anniversary of the closing date of the March 2007 second issuance of Convertible Notes.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007, AND 2006
(Unaudited)

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

(11) Related Party Transactions

Inrob Israel entered into a management agreement with a Director and officer on October 1, 2003, which was subsequently extended as to its commencement date to May 1, 2005. Other terms and conditions related to equipment usage commenced with the original date of the agreement. Under the terms of the agreement, the Company is obligated to pay $15,000 per month during the first year and $20,000 per month thereafter for management fees. For the periods ended December 31, 2006, and 2005, the Company accrued $220,000 and $120,000, respectively under the management agreement. The Director and officer agreed to offset approximately $205,000 owed to the Company by a related party entity of the Director and officer against the management fee liability. For the nine months ended September 30, 2007, the company accrued $180,000 under the management agreement. The management agreement does not have a specific completion date, but may be terminated by either party on written notice of three months.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007, AND 2006
(Unaudited)

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

(13) Subsequent Event

As described in Notes 2 and 8, the Company filed a Registration Statement on Form SB-2 with the SEC on May 7, 2007, to register 18,405,000 shares of common stock related to the second issuance of Convertible Notes. Under the terms of the Subscription Agreement pertaining to the second issuance of Convertible Notes, the Company had 160 days from the date of filing a Registration Statement on Form SB-2 with the SEC to obtain approval from the SEC on such Registration Statement. However, after filing two amendments to this Registration Statement with the SEC, on October 18, 2007, the Company withdrew the Registration Statement. Subsequently, on October 23, 2007, the Company entered into an Amendment Agreement with the accredited investors to the second issuance of Convertible Notes of March 27, 2007. Under the terms of the Amendment Agreement, the Company was no longer required to register the shares issuable upon conversion of the Convertible Notes and exercise of the warrants issued in connection with the March 27, 2007 agreement. As a result, the interest rate under the second issuance of Convertible Notes was increased to 18 percent and was deemed to have accrued from the date of issuance (March 27, 2007) of the Convertible Notes. The Company is also required to make principal and interest payments under the Convertible Notes in common stock only at 75 percent of the average of the closing bid price of the common stock for the five trading days preceding the date an interest or principal payment, as the case may be, is due. In addition, the exercise price of the warrants was reduced to $0.25 and their expiration date was fixed at the sixth anniversary of the closing date of the March 2007 second issuance of Convertible Notes.

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

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues-

For the three months ended September 30, 2007, the Company recognized $440,639 in revenues compared to $182,225 for the same period in 2006, which resulted in an overall increase of $258,414, or 141.8%. The overall increase in revenues resulted primarily from an increase in product sales from $69,519 in 2006 to $379,938 in 2007, an increase of $310,419 or 446.5%. Service revenues decreased from $112,706 in 2006 to $60,701 in 2007, a decrease of 46.1%. The increase in service revenues resulted from the completion of additional projects under contract during the quarter.

Cost of Goods Sold-

Cost of goods sold amounted to $386,791 compared to $446,770 for the same period in 2006, resulting in a decrease of $59,979, or 13.4%. The decrease was primarily attributed to reductions in occupancy/rent costs, insurance, and project consulting expenses offset by increases in salaries and wages, repairs and maintenance, employee goodwill, and vehicle operating expenses.

General and Administrative Expenses-

General and administrative expenses increased from $198,967 in 2006, to $623,113 for the same period in 2007, resulting in an overall increase of $424,146, or 213.2%. The increase was primarily attributed to increases in office and supply expenses, management fees, telephone and communications expenses, professional fees, promotion and business expansion expenses, and depreciation expense, offset by decreases in auto transportation expenses, realized foreign currency exchange, and computer supplies and repair expenses.

Other Income (Expense)-

Other income (expense) for the three months ended September 30, 2007 amounted to an expense of $322,169, from income of $654 for the same prior year period. The decrease of $322,823 was primarily attributable to an increase in interest expense of $357,984 related to the Company’s convertible notes offset by an increase in interest and other income of $35,161.

Net (Loss)-

Net (Loss) for the three months ended September 30, 2007 went from a loss of $(269,434) in 2006 to a net loss of $(891,434). The decrease of $622,000, or 230.9%, was due to the net impact of the items described previously in 2007.

Comprehensive (Loss)-

Comprehensive (loss) for the three months ended September 30, 2007, decreased from a comprehensive loss of $(278,877) in 2006 to comprehensive loss of $(897,817) in 2007, for an overall loss increase of $(618,940), or 221.9%. The increase in the loss was due primarily to the business activities described above and fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 61,350,180 in 2006 to 66,194,535 in 2007. The increase was primarily due to various transactions that were completed involving our Common Stock, including conversions by holders of the Company’s convertible notes and the payments of principal and interest under those notes that were made in shares.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues-

For the nine months ended September 30, 2007, the Company realized $1,421,786 in revenues compared to $1,227,066 for the same period in 2006, which resulted in an overall increase of $194,720, or 15.9%. The overall increase in revenues resulted primarily from an increase in service revenues from $929,835 to $1,137,018 or an increase of 22.3%. The increase resulted from the number of projects that were completed, and related deferred revenues which amounted to $643,108 as of September 30, 2007. Product sales decreased from $297,231 in 2006 to $284,768 in 2007, representing a decrease of 4.2%.

Cost of Goods Sold-

Cost of goods sold amounted to $1,311,067 compared to $1,046,010 for the same period in 2006, resulting in an increase of $265,057, or 25.3%. The increase was primarily attributed to increases in salaries and wages, repairs and maintenance, employee goodwill, and direct job costs, offset by reductions in occupancy/rent costs, insurance, vehicle operating expenses, and project consulting expenses.

General and Administrative Expenses-

General and administrative expenses increased from $526,109 for the nine months period ended September 30, 2006, to $1,291,554 for the same period in 2007, resulting in an overall increase of $765,445, or 145.5%. The increase was primarily attributed to increases in office and supply expenses, management fees, professional fees, auto transportation expenses, promotion and business expansion expenses, and depreciation expense, offset by decreases in computer supplies, foreign currency exchange, and repair expenses.

Other Income (Expense)-

Other income (expense) for the nine months ended September 30, 2007 amounted to an expense of $549,074, from income of $16,764 for the same prior year period, representing a decrease of $565,838, or 3,375.3%. The decrease was primarily attributable to an increase in interest expense of $652,524 related to the Company’s convertible notes, offset by an increase in interest and other income of $86,686.

Net (Loss)-

The Company incurred a net loss for the nine months ended September 30, 2007 which amounted to $(1,729,909) compared to a net loss of $(153,010) for the corresponding period in 2006. The decrease of $1,576,899, or 1,030.6%, was due to the items previously described in 2007.

Comprehensive (Loss)-

The Company incurred a comprehensive loss for the nine months ended September 30, 2007, of $(1,732,934) compared to a comprehensive loss of $(147,992) in 2006, for an overall decrease of $(1,584,942), or 1,071.0%. The decrease was due primarily to the business activities described above, and unfavorable fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 61,350,180 in 2006 to 65,443,327 in 2007. The increase was primarily due to various transactions that were completed involving our Common Stock, including conversions by holders of the Company’s convertible notes and interest payments under those notes that were made in shares.

Liquidity and Financial Resources

During the nine months ended September 30, 2007, net cash (used in) operating activities amounted to $966,580 when compared to net cash provided by operating activities of $164,933 for the same period in 2006. The increase in net cash used in operations was primarily due to the net loss for the period, increases in accounts receivable, prepaid expenses and deposits, and deferred revenue, offset by then impact of debt issuance costs and depreciation, and decreases in inventories, cost of uncompleted contracts in excess of billings, accounts payable - trade and accrued liabilities, and billings on uncompleted contracts in excess of related costs.

Net cash (used in) investing activities in 2007 primarily for the purchase of property and equipment amounted to $120,877. In 2007, net cash provided by financing activities amounted to $2,669,544 when compared to net cash used in financing activities of $94,759 for the same period in 2006. This increase resulted primarily from $3,000,000 in proceeds obtained from the issuance of convertible notes offset by $355,262 in debt issuance costs.

As of September 30, 2007, current liabilities exceeded current assets by $400,288, and the accumulated deficit amounted to $(3,044,671).   We believe that our current cash on hand generated by the financing transactions discussed below are sufficient to sustain our operations for at least the next twelve months, subject to the operating factors discussed previously and use of capital described below.

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

Under the terms of the agreement, all rights and benefits to be granted to the investors (including the security interest) were identical to and are intended to be shared equally with holders of convertible notes and warrants issued by the Company as of November 15, 2006. In addition, all repayment and conversion terms of and registration rights relating to these notes were identical to those contained the notes issued in November 2006.

Most of the proceeds from this financing will be used to fund ongoing research and development. These activities will focus on new product development, upgrades to existing products and engagement in joint ventures to develop new opportunities and markets for new and existing products.

On October 23, 2007, we entered into an amendment to the subscription agreement dated March 27, 2007. Under the terms of the amendment, we are no longer required to register the shares issuable upon conversion of the Notes and exercise of the warrants issued in connection with the Agreement. The interest under the Notes was increased to 18% and is deemed to have accrued from the date of issuance of the Notes. We will be required to make principal and interest payments under the Notes in common stock only. The exercise price of the warrants was reduced to $0.25 and their expiration date was fixed at the sixth anniversary of the closing date of the March financing.

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

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2007. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the three month period and nine month period ended September 30, 2007, that have materially affected or that are reasonably likely to affect the internal controls.

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
Date: November 14, 2007