Form 10KSB
period 2007-12-31
Inrob Tech Ltd.
filed 2008-04-14
CIK 793595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934
For the fiscal year ended December 31, 2007

Commission File Number: 000-49950

INROB TECH LTD.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of Incorporation or organization)

88-0219239
(IRS Employee Identification No.)
1515 Tropicana Ave, Suite 140
Las Vegas, NV 89119
702-795-3601
(Address of principal executive offices and telephone number)

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Name of each exchange
Title of Each Class	on which registered
Common Stock, par value $.0001	Over-the-Counter Bulletin Board

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐           Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of April 8, 2008, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was: $2,173,958.

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 96,436,182 as of April 8, 2008.

PART I

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

ITEM 1. BUSINESS

History

We were incorporated under the laws of Nevada on March 25, 1986, under the name Beeper Plus, Inc. In April 2001, we consummated a Purchase and Sale transaction for the sale of our paging business known as The Sports Page and Score Page to BeepMe, a third-party vendor and our creditor. As a consequence of the sale of our paging business, we ceased business operations in the paging business. In July 2003, we changed our name to Western Gaming Corporation. Under that name, we were in the business of collecting, organizing, and disseminating timely sports information through wireless services to individual and corporate customers throughout the United States, Canada, and the Caribbean, as well as news information through a network of resellers.

On July 21, 2005, we entered into a Stock Purchase Agreement with the sole shareholder of Inrob Ltd., Ben-Tsur Joseph, whereby all of the issued and outstanding shares of Inrob Ltd. (10,020 shares of common stock) were acquired by us for a total of 26,442,585 shares of Common Stock, issued after the reverse split of the Common Stock at the rate of 10.98 shares of old Common Stock for each one share of new Common Stock. As part of the reverse merger, 2,057,415 shares of our Common Stock were purchased by Inrob Ltd. on behalf of Mr. Joseph. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Ltd. whereby Inrob Ltd. transferred to Mr. Joseph 2,057,415 shares of our Common Stock in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The name of our Company was changed to Inrob Tech Ltd. effective August 17, 2005.

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

Description of Business

Inrob Ltd., our wholly owned Israel-based subsidiary (herein referred to as “Inrob Ltd.”), was established in 1988 as an engineering firm providing a cost-efficient solution for organizations to outsource maintenance of critical and sophisticated equipment. Through Inrob Ltd., we now provide maintenance support of industrial electronic, electro-mechanical, optical, and other scientific equipment, mainly to customers in the defense industry. We also develop, integrate, and produce advanced wireless control solutions for unmanned ground vehicle (“UVR”) robots. Our remote control systems are the "brains" for many UVR solutions. Our objective is to be a world leader in the development and production of advanced wireless control systems and integrated solutions for robots. We aim to provide integrated solutions to meet the needs of a wide range of mission-critical military, law enforcement, and civilian applications.

Inrob's current maintenance activity encompasses the repair and calibration of technologically advanced instruments and systems for companies and organizations such as the Israeli defense forces and Ministry of defense, various defense oriented industries, hospitals and medical centers, universities and academic institutes, laboratories and research centers, energy and infrastructure facilities, communication companies, and transport and aviation organizations.

Inrob's maintenance staff is composed of experienced staff and support technicians. Inrob's personnel is regularly updated with current technological evolutions and participates on a regular basis in further training to keep themselves up to date with developments in Inrob's field of operation. For the supply of its maintenance services, Inrob keeps a large and versatile array of high end, top of the line, electronic testing and repair appliances available for such use.

The current nature of Israel's security situation coupled with our close work with the Israel Defense Forces ("IDF") and the Israeli police have helped us gain extensive experience in a wide range of military and law enforcement UVR applications and control solutions. We have the ability to provide fast and reliable solutions to meet the immediate operational needs of front-line IDF units as they arise. We recently began targeting the civilian applications market, which includes dangerous tasks such as nuclear plant maintenance, inspection and decommissioning, the demolition industry, firefighting, and rescue services.

Our UVR solutions include:

•	Remote control systems (the "brains" of any robot);
•	Complete robot systems;
•	Customized solutions

We are certified to design, manufacture, and maintain electronic, optical, and electro-mechanical equipment and are a certified supplier to the Israel Defense Forces and the Israeli Air Force. We have also been issued a certificate from the Israeli Air Force stating that our quality system is approved to perform inspection of products and services supplied to the Israeli Air Force.

Market for our Products

Robots are increasingly used in tasks involving any of the "three Ds" — dirty, dangerous, or dull. Many commercial industries have successfully made use of robotic technology in well-structured ground environments such as manufacturing and in semi structured environments such as automated agriculture. There is also extensive use of unmanned vehicles in the relatively uncluttered environments of air and sea operations. However, perhaps the most difficult challenge for robots today is the use of unmanned ground vehicles in the unstructured, complex, and changing outdoor environment of land operations.

Our target market is the full range of military, law enforcement, and civilian mission-critical applications for unmanned ground vehicles. We have particular expertise and experience in such applications of UVRs.

Advances in remote-control technologies are leading to increased use of UVRs. For example, UVRs are expected to produce significant changes in ground warfare. Under a plan presented to the United States Congress by Senator John Warner of Virginia in 2000, one-third of U.S. ground combat vehicles would be unmanned by 2015. The Senate Armed Services Committee responded by earmarking $246 million in the 2001 budget for research in unmanned ground and air systems. The U.S. defense budget also includes significant funding for unmanned vehicle projects including research by the Defense Advanced Research Projects Agency (DARPA), which develops advanced technologies for the US Army's future combat systems. We have, with one relatively insignificant exception, made no sales outside of Israel to date, and cannot assure you that sales to the United States or other countries will be made on commercially acceptable terms, if at all.

Over time, robotic technologies will enable UVRs to be more independent. Maneuvering autonomous and semi-autonomous mobile robots between obstacles in real environments and operating independently, is one of the most challenging research and development topics in mobile robotics today. The control algorithms under development include collecting information from various sensors (laser range finders, ultrasonic sensors, infrared sensors), processing this information, including use of artificial intelligence, and generating real-time instructions for the desired robot motion.

Military Applications:

Explosive Ordinance Disposal (“EOD”). Robots reduce or eliminate the bomb technician's time-on-target. Procedures performed during bomb disposal missions include surveillance and inspection, X-ray imaging, and disruption. These tasks require that sensors or tools be placed in close proximity to the threat. A robot takes risk out of potentially deadly scenarios and lets a bomb technician focus on what to do with the explosive device rather than on the immediate danger to his life.

Other Military Applications. There are many other military tasks that are candidates for UVR employment. These include:

•	Weapons platforms;
•	Reconnaissance and intelligence gathering;
•	Target acquisition, including a kamikaze role of guiding weapons to target;
•	Nuclear, biological, and chemical (NBC) warfare surveillance and monitoring;
•	Ambushes;
•	Decoy and deception;
•	Combat engineering, including establishing and breaching obstacles;
•	Communications relay;
•	Remote sensors deployment and monitoring;
•	Deploying mines;
•	Forward area re-supply; and
•	Adding greater realism in training exercises.

Law Enforcement Applications:

Improvised Explosive Devices (“IED”) . This was one of the earliest applications of remotely controlled robots, developed by the British Army in the early 1970's for use in Northern Ireland. While there are many similarities between military and law enforcement bomb disposal operations, the threats are sufficiently different to treat the two as separate markets. In addition to EOD, law enforcement bomb disposal more likely involves dealing with relatively unstable explosive devices. The very act of approaching a suspected object can be dangerous as points along the path to the device may be booby-trapped. In addition, no matter how careful a bomb technician is in the inspection or handling of an IED, the possibility always exists that the bomber is waiting nearby to remotely operate the device or a secondary device when the bomb technician is within range. There are approximately 550 bomb squads in the United States. According to an April 2000 report prepared by the Counter Terrorism Technology Support Office (“CTTSO”), less than 30 percent are equipped with bomb disposal robots. While this percentage may have risen since September 11, 2001, we believe there exists a significant market in the United States for bomb disposal robots.

Other Law Enforcement Applications . Other likely law enforcement applications for robots include surveillance, SWAT tasks, and exchanging messages during hostage negotiations.

Civilian Applications

Generally, any industry or job involving the "three D’s" should consider a dedicated robot or remote operated conversion of their standard vehicle. Examples include nuclear plant maintenance, inspection and decommissioning, and the demolition industry, which performs many dangerous tasks while pulling down a building. Another important civilian application is firefighting and rescue services.

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

Products and Services

Products

A variety of companies around the world currently manufacture robots for use in military, law enforcement, and civilian applications. The size of these robots varies from as small as a shoebox to as large as a tele-operated tank. Control and traction methods vary considerably. Some are controlled by radio frequency while others use fiber optic or coax cable. Traction varies from tank-like tracks to multi-wheel combinations.

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

Tools: These enable the robot to carry out its primary mission. Tools may include a manipulator with adequate reach and freedom, camera, disrupter, x-ray detector, and various sensors and weapon systems.

We design and produce the operator control unit and the communication devices for the UVRs. When a customer requests that we produce a complete UVR, we outsource the UVR’s platform, tools, and sensors to third-party manufacturers. We have manufactured and sold our products, on each occasion on a customized basis.

Services

Inrob Ltd. provides maintenance services for:

•	Laboratory equipment including: testing and measurement equipment, temperature chambers, and x-ray equipment.
•	Industrial equipment including: balance machinery, presses, cleaning equipment, and production lines.
•	Scientific and medical equipment including: spectrometry equipment, laser apparatuses, and analytical tools.
•	Closed circuit television systems including: cameras, monitors, and traverse sensors.
•	Optical equipment including: cameras and boroscopes.
•	Command and control equipment including: transmission and reception systems, control systems and robots.
•	Audio equipment including: recording equipment, announcing systems, amplification systems, and sound systems.
•	Miscellaneous equipment including: power generators, fail-safe products, projectors, and control rooms.

Most of the equipment used for providing such maintenance services is standard equipment purchased in the local market. Some of the equipment is especially designated equipment that is purchased from the original manufacturers of the equipment to which we supply maintenance services.

Manufacturing

We manufacture control and command units which include the following devices: devices for the coordination of the driving mechanism, devices to control and command the "arms" of the robots, analyzing units for information received from the robot, dispersion of electric current, and development of software for each custom made unit according to the relevant application;

We also manufacture electric and electro-mechanic units, including engine drivers, wiring, electric current supply model, and operating unit - ergonomics, device for communication with robot, software for operation and interface of remote control, and development and manufacture of command and electronic cards.

Most of the equipment used for such production is standard equipment Inrob Ltd. manufactures robots and control and command units that are sold as finished goods ready to use by the customer.

On December 24, 2007, we entered into an agreement and a manufacturing agreement (the "Manufacturing Agreement," together with the Agreement, the "Agreements") with CP Communication Services, Inc., a Philippines corporation ("CPCOM"), that provides for the lease of the use of CPCOM's premises on a full turnkey basis. The premises include floor space, utilities, equipment, and machinery intended to be used for the manufacture of various components of mobile robots and other products for both civilian and military use to be marketed and sold by us.

Under the terms of the agreements, CPCOM is committing to manufacture, and we have the right to order, products with a total value of up to $28,500,000. In order to secure this right, we are required to pay to CPCOM an amount of $2,950,000, of which $980,000 had been paid by December 31, 2007, and the balance by March 31, 2008.

The agreements provide that CPCOM is required to adapt its existing premises in accordance with our specifications and to be ready to commence the manufacture of products within 48 hours of the receipt of a purchase order from us. The agreements grant us preferred status and priority over any other party for whom CPCOM may provide manufacturing services.

The agreement will remain in effect for an unlimited period of time. The agreement may be terminated by the Company at any time for any reason upon 10 days prior notice without refund of amounts paid.

Regulation

The export of our products is subject to licensing requirements imposed by the Israeli government and requires the approval of SIBAT, a Foreign Defense Assistance and Defense Export Department of the Israeli Ministry of Defense. Except for those regulations that affect businesses generally, we are not affected by any other government regulation.

Competition

Our competitors include several large, defense contractors including:

•	Cybernetix, France
•	ESI, Canada
•	Foster-Miller, USA
•	Kentree, Ireland
•	OAO Robotics (acquired by Lockheed Martin, Dec. 2001), USA
•	Remotec (subsidiary of Northrop Grumman), USA
•	the Israel Aircraft Industries Ltd., the Israel Military Industries Ltd., Elbit Ltd., and Elop Ltd. (all Israeli companies).

These companies have significantly greater financial, technical, and human resources than we do, as well as a wider range of products than we have. In addition, many of our competitors have much greater experience in marketing their products, as well as more established relationships with our target government customers. Our competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. As a result, we may have difficulty maintaining our market share.

We believe that our competitive edge is the quality, product features, and level of integration of our solutions. Because of Israel's security situation and our close work with the Israel Defense Forces and the Israeli police, we have extensive experience in a wide range of military and law enforcement applications. We have the ability to provide fast and reliable solutions to meet the immediate operational needs of front-line IDF units as they arise.

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

Employees

As of December 31, 2007, we had 17 employees, as follows:

Number of Employees
Management	3
Service	5
Sound/Service Projects	5
Production/Products	4

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

During the year ended December 31, 2007, we incurred net losses of approximately $2,186,983. We expect to continue to incur losses for at least the next 12 months. Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

Our registered independent auditors have issued a going concern opinion, which may make it more difficult for us to raise capital.

Our registered independent auditors have included a going concern opinion on our financial statements because of concerns about our ability to continue as a going concern. These concerns arise from the fact that we have continuing operating losses and negative working capital. If we are unable to continue as a going concern, you could lose your entire investment in us.

If we are unable to obtain additional funding, we may have to reduce our business operations.

We recently completed two $3,000,000 financings (November 15, 2006, and March 27, 2007)  Nevertheless, if our marketing campaign is not successful in promoting sales of our services, we will be required to seek additional financing. We will also require additional financing to expand into other markets and further develop our products and services. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available when needed, on commercially reasonable terms or at all. The inability to obtain additional capital may reduce our ability to expand our business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

If we cannot maintain our current relationship with A.R.T.S. Ltd., our operations would be materially adversely affected.

One of our main sub-contractors, A.R.T.S. Ltd., provides critical research, development, and production operations to us. During the past 10 years, A.R.T.S. Ltd. has developed for us most of the software required for our robot related activities. We do not have an agreement with A.R.T.S. Ltd. for the provision of their services to us, and cannot be assured that we will be able to maintain this relationship with that entity. In the event that our relationship with A.R.T.S. Ltd. ceases, the interruption to our research and development activities and production operations would be harmful to our business, and may require a long period of time to establish relationships with new partners with the required level of know-how and expertise. We currently know of several wireless communications software companies, both in Israel and worldwide, capable of providing us with the same services we currently outsource to A.R.T.S. Ltd.

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

We currently maintain the status of an acknowledged supplier to the Israeli ministry of defense and have top security clearance. Acknowledged supplier status allows us to provide services to the Israeli Ministry of Defense and the Israeli Defense Forces (i.e. Army, Navy, and Air Force), which comprise a significant portion of our annual revenues (as shown in the table below). If we are unable to maintain the acknowledged supplier status, our business and results of operations may be negatively impacted.

We are highly dependent on sales to the Israeli Ministry of Defense and the Israeli Defense Forces.

We are highly dependent on sales of our products and services to the Israeli Ministry of Defense and the Israeli Defense Forces. The following table sets forth the percentage of our total sales that were made to the Israeli Ministry of Defense and the Israeli Defense Forces since 2004.

% of total	% of total	% of total	% of total
sales in 2004	sales in 2005	sales in 2006	sales in 2007
42.71%	39.33%	38.85%	40.28%

In addition, orders by the Ministry of Defense are subject to cancellation without prior notice. Unless we are able to diversify our customer base, in the event that there is any interruption of sales orders from the Israeli Ministry of Defense and the Israeli Defense Forces or a large number of unanticipated cancellations of its orders to us, we may suffer a sharp decline in our results of operations. If this were to occur, this will have a negative impact on the value of the Company and your investment.

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

In November 2006, we granted to Ben-Tsur Joseph, our President, Chief Financial Officer, and sole Director, 1,000 shares of our Series A Preferred Stock, each of which carries voting rights equal to 400,000 shares of our common stock. As a result, for voting purposes, Mr. Joseph owns a total of 428,500,004 shares. This gives him absolute control over our affairs including the right to elect and remove Directors, appoint officers, amend our Articles of Incorporation and Bylaws, and approve a merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of voting control could inhibit the management of our business and affairs and have the effect of delaying, deferring, or preventing a change in control or impeding a merger, consolidation, takeover, or other business combination which other shareholders may view favorably. Therefore, you will not be able to exert any control over our business. This greatly reduces the value of your investment and your sole remedy for disagreeing with the direction of our business will be to sell your shares.

If our employees' entitlements do not comply with Israeli law, we may have to pay additional compensation to our employees.

Terms of employment for our employees are individually negotiated with each and every employee. The relationship between the parties, their rights, and mutual duties are determined solely on the basis of the verbal agreements reached after these negotiations.

We believe that we have a good overall relationship with our employees, and it is common practice for us to amicably settle all debts between the parties upon the termination of the employees' term with us. We have never made an active effort to ascertain whether or not workers may be entitled to such payments, benefits, or advantages, nor have we ever made an active effort to ascertain what such payments, benefits, or advantages might be.

We have no knowledge as to whether we adhere to the aforementioned legal requirements. Should an authorized court determine that we do not adhere to the said requirements, we may be responsible to pay significant damages that could adversely affect the results of our operations.

Loss of Ben-Tsur Joseph, our President, could impair our ability to operate.

If we lose our President, Ben-Tsur Joseph, or are unable to attract or retain qualified personnel, our business could suffer. Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. We are highly dependent on our management, in particular, Ben-Tsur Joseph, who is critical to the development of our business. Mr. Joseph’s services are made available to us under the terms of a management agreement, which may be terminated on three-month prior notice. The loss of his services could have a material adverse effect on our operations. If we were to lose this individual, we may experience difficulties in competing effectively, developing our technology, and implementing our business strategies. We do not have key man life insurance in place for any person working for us.

We face intense competition that could adversely impact our market share and our revenue.

Our competitors include several large, integrated defense contractors (e.g. Northrop Grumman, Lockheed Martin, Elbit, El-Op, Israel Aircraft Industries, Israel Military Industries). These companies have significantly greater financial, technical, and human resources than we do, as well as a wider range of products than we have. In addition, many of our competitors have much greater experience in marketing their products, as well as more established relationships with our target government customers. Our competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. As a result, we may have difficulty maintaining or increasing our market share.

The intense competition in our industry has also led to rapid technological developments, evolving industry standards, and frequent releases of new products and enhancements. It has also led to steep declines in the price of products as manufacturers find low cost locales for the manufacture of their products. If we are unable to continue enhancing our current capabilities, to adapt to other technological changes in the industry, or offer our products at competitive prices, our business, financial condition, liquidity, and results of operations could be significantly harmed.

We are authorized to issue "blank check" preferred stock which, if issued without stockholders approval, may adversely affect the rights of holders of our common stock.

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of "blank check" preferred stock with such designations, rights, and preferences as may be determined from time to time by our Board of Directors, of which to date we have designated and issued 1,000 shares of Series A Preferred Stock. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which would adversely affect the voting power or other rights of our stockholders. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control, which could have the effect of discouraging bids for Inrob and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of its preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

ITEM 2. DESCRIPTION OF PROPERTY

We own no real property. Our Registered Agent, Mr. Frank DeRenzo, allows us the use of his office as a United States address for a nominal fee of $500 per year. The space is sufficient for our needs.

For the year ended December 31, 2005, we were a party to a lease agreement for our premises in Israel, which expired in January, 2006. In 2006, we entered into a new one-year lease agreement, with an option to extend the agreement for an additional year for the use of 1,135 square meters of office and engineering/operations space. We may terminate the lease agreement upon 60-days notice. Future minimum annual payments (exclusive of taxes, insurance, and maintenance costs) under the lease are approximately $91,935 for the calendar year 2006. This agreement was terminated, and in June 2006, Inrob Ltd. entered into a new lease agreement for the use of 300 square meters. The lease is for a period of 36 months. The monthly payments under the lease are $3.50 per square meter. The Company is also a party to a lease agreement for a warehouse in Israel entered into in 1999 for the use of 175.3 square meters. The monthly payments under the lease are approximately $900.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock has been included for quotation on the OTC Bulletin Board under the symbol “IRBL.OB” since July 21, 2005.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown, or commissions and may not necessarily represent actual transactions or a liquid trading market.

Year Ended December 31, 2005	HIGH	LOW
First Quarter	5.60	0.32
Second Quarter	1.75	0.54
Third Quarter	4.39	0.13
Fourth Quarter	0.42	0.15

Year Ended December 31, 2006	HIGH	LOW
First Quarter	0.68	0.38
Second Quarter	0.68	0.41
Third Quarter	0.44	0.21
Fourth Quarter	0.38	0.26

Year Ended December 31, 2007	HIGH	LOW
First Quarter	0.315	0.24
Second Quarter	0.26	0.19
Third Quarter	0.27	0.18
Fourth Quarter	0.19	0.109

As of March 29, 2008, there were approximately 269 holders of record of our common stock.

ITEM. 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

PLAN OF OPERATIONS

Our operating subsidiary is Inrob Israel. Inrob Israel was established in 1988 as an engineering firm providing cost-efficient solutions for organizations to outsource maintenance of critical and sophisticated equipment. We now provide maintenance support of industrial electronic, electro-mechanical, optical, and other scientific equipment, mainly to customers in the defense industry.

Inrob Israel and its management team built on this engineering experience and customer base, and in 1992 expanded into a second area of operations. Today, on top of our maintenance and support services, we develop, integrate, and produce advanced wireless control solutions for unmanned ground vehicle robots. Our remote control systems are the "brains" for many UGV solutions.

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

Our UGV solutions include:

● Remote control systems (the "brains" of any robot)
● Complete robot systems
● Customized solutions

We are certified to design, manufacture, and maintain electronic, optical, and electro-mechanical equipment and are a certified supplier to the Israel Defense Forces and the Israeli Air Force. We have also been issued a certificate from the Israeli Air Force stating that our quality system is approved to perform inspection of products and services supplied to the Israeli Air Force.

RESULTS OF OPERATIONS

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

Revenues-

Revenues increased to $1,993,822 in 2007, or 20.3 percent, over revenues of $1,656,798 for 2006. The increase was comprised of an increase in service revenues due to an increase in business volume to new and existing clients amounting to $438,235, offset by a decrease in product sales of $101,211.

Cost of Goods Sold-

Cost of good sold increased from $1,350,954 in 2006 by $230,189 or 17.0 percent, to $1,580,783 in 2007. The increase was primarily attributed to increases in salaries and wages, employee goodwill, and vehicle operating expenses, offset by reductions in occupancy/rent costs, insurance, repairs and maintenance, and project consulting expenses.

General and Administrative Expenses-

General and administrative expenses increased by $773,096, or 72.6 percent, to $1,838,438 in 2007 when compared to $1,065,342 in 2006. The increase was primarily attributed to increases in office and supply expenses, management fees, promotion and business expansion expenses, depreciation expense, and bank fees, offset by decreases in telephone and communications expenses, and professional fees.

Other (Expense)-

Other expense increased by $695,430, or 1,051.12 percent, to $761,584 during 2007. This increase was due to an overall increase in interest expense from certain convertible notes plus the amortization of debt issuance expenses, offset by the elimination of certain bank debt for the period, and an increase in interest income to $198,855 in 2007.

Comprehensive (Loss)-

Comprehensive income for 2007 amounted to $14,114, a decrease of $22,528, or 61.5 percent, when compared to comprehensive income of $36,642 for 2006, and was due primarily to fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 61,350,201 in 2006 to 66,704,947 in 2007. The increase was primarily due to various transactions that were completed involving our common stock.

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Revenues-

Revenues increased to $1,656,798 in 2006, or 4.8 percent, over revenues of $1,580,615 for 2005. The increase was comprised of an increase in service revenues due to an increase in business volume to new and existing clients amounting to $107,079, offset by a decrease in product sales of $30,896.

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

Other (Expense)-

Other expense increased by $32,479, or 96.4 percent, to $66,154 during 2006. This increase was due to an overall increase in interest expense from a Company financing plus the amortization of debt issuance expenses, offset by the elimination of certain bank debt for the period, and an increase in interest income to $48,269 in 2006.

Comprehensive Income (Loss)-

Comprehensive income for 2006 amounted to $36,642, an increase of $16,452, or 81.5 percent, when compared to comprehensive income of $20,190 for 2005, and was due primarily to favorable fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 38,753,607 in 2005 to 61,350,201 in 2006. The increase was primarily due to various transactions that were completed involving our common stock.

 Liquidity and Financial Resources

During the year ended December 31, 2007, net cash (used in) operating activities amounted to $(2,302,714) when compared to net cash (used in) operating activities of $(176,647) for the same period in 2006. The increase in net cash (used in) operations was due primarily to increases in net (loss), accounts receivable, a deposit on a manufacturing contract, and a decrease in deferred revenue, offset by decreases in inventory, cost of uncompleted contracts in excess of billings, and increases in accounts payable and accrued liabilities, depreciation, and the amortization of debt issuance costs. Net cash used in investing activities in 2007 for the purchase of property and equipment amounted to $(305,804). In 2007, financing activities provided $2,803,008 in net cash primarily due to the issuance of convertible notes in the amount of $3,000,000, and bank loans. As of December 31, 2007, current liabilities exceeded current assets by $1,935,096, and the accumulated deficit amounted to $(3,501,745). Considering our obligation under a manufacturing contract, we will need to complete the manufacturing and sale of products and services under the turn-key arrangement, and additional capital formation transaction in 2008 in order to sustain our operations for at least the next 12 months.

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

March 2007 Financing

On March 27, 2007, we entered into and consummated a subscription agreement with a group of accredited investors providing for the issuance to the investors of our 8% convertible notes in the principal amount of $3,000,000. The notes mature two years from the date of issuance (the "2007 Financing").

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

Most of the proceeds from this financing will be used for research and development, including but not limited to, research and development to upgrade existing products, new product development, engagement in joint ventures with strategic partners to develop new opportunities, and markets for both new and existing products.

On October 23, 2007, we entered into an amendment to the 2007 Financing documents. Under the terms of the amendment, we are no longer required to register the shares issuable upon conversion of the Notes and exercise of the warrants issued in connection with the Agreement. The interest under the Notes was increased to 18% and is deemed to have accrued from the date of issuance of the Notes. We will be required to make principal and interest payments under the Notes in common stock only. The exercise price of the warrants was reduced to $0.25 and their expiration date was fixed at the sixth anniversary of the closing date of the 2007 Financing.

Significant Customers

For the years ended December 31, 2007, and 2006, we had certain customers that accounted for more than 10% of total revenues, as follows:

	2007	2006
Ministry of Defense	$803,089	$643,612

Item 7. Financial Statements

The Financial Statements are annexed at the end of the filing.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

(a) On November 1, 2005, the Company notified its registered independent auditor, Spector & Wong, LLP, 780 South Lake Avenue, Suite 723, Pasadena, CA 91101, (888) 584-5577, that it was being replaced as the registered independent auditor of the Company, by Davis Accounting Group P.C.

On November 1, 2005, we engaged Davis Accounting Group P.C., located at 1957 W. Royal Hunte Drive #150, Cedar City, Utah 84720, (435) 865-2808, as our registered independent auditors to audit our financial statements for the fiscal year ended December 31, 2005.

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

(b) Effective November 1, 2006, Davis Accounting Group P.C., was retained as our registered independent auditor. Prior to the engagement, we did not consult with Davis Accounting Group P.C. regarding the application of accounting principles to a specified transaction, or the type of audit opinion that may be rendered with respect to our financial statements, as well did not consult with Davis Accounting Group P.C., as to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements and either written or oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue.

Item 8A. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this Report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

This Annual Report does not include an attestation report of the Company’s registered independent auditor regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent auditor pursuant to temporary rules of the Securities and Exchange Commission.

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

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our sole Director and executive officer is:

Name	Age	Position
Ben-Tsur Joseph	47	President, Chief Executive Officer, and Director

Ben-Tsur Joseph, Co-founder, President, and sole Director, co-founded our subsidiary, Inrob Ltd. ("Inrob Israel") in Israel in 1988, and was joint CEO until 1999. He has extensive experience and knowledge of unmanned air and ground vehicle operations and continues to work closely with major defense clients. Mr. Joseph is currently the President and sole Director of Inrob Israel. He is also the founder, CEO, and Director of Ben-Tsur Joseph Holdings, Ltd.  He also acted as Chief Executive Officer of Elina Industries from 1989 to 2004. During 2000 and 2001, Mr. Joseph was chairman of Elad Hotels, an Israeli publicly traded company. He was also Chief Executive Officer of D.J.G. Industries- Electrical and Lighting Products Ltd., an Israeli publicly traded company. Mr. Joseph’s services to us are made available through a management agreement which may be terminated by either party upon 90 days prior notice.

Item 10. Executive Compensation

The following table sets forth the total compensation we paid for our fiscal years ended December 31, 2007, and 2006, to our executive officers. During the fiscal years ended December 31, 2006, and 2005, no Executive Officer or Director of the Company received remuneration. There are no arrangements for the compensation of Directors.

Summary Compensation Table

						All Other
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)		(i)	(j)*

Ben-Tsur Joseph	2007	-0-	-0-	-0-		-0-	-0-
President and Chief Executive Officer	2006	-0-	-0-	150,000	***	-0-	-0-

*   Mr. Joseph’s services to us are made available through a management agreement which may be terminated by either party upon 90 days prior notice. During the years ended December 31, 2006, and 2007, under the management agreement, we accrued $220,000 and $240,000 in management fees, respectively. During 2006 and 2007, no management fees were paid to Mr. Joseph. Mr. Joseph provided for the offset of $205,000 owed to the Company by a related party entity of Mr. Joseph against the management fee liability which reduced the total amount owed as of December 31, 2006, to approximately $135,000.

**   Consists of 1,000 shares of Preferred Stock

Option Grants in Fiscal Year 2007

We did not issue any option grants during fiscal year 2007.

Our Employee Stock Option Plan was previously extended to 2010. Currently no options have been issued under the Employee Stock Option Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our Directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended December 31, 2007, our executive officers, Directors, and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table describes, as of March 31, 2007, the beneficial ownership of our Common Stock by persons known to us to own more than 75% of such stock and the ownership of Common Stock by our Director, and by all officers and Directors as a group.

Name of Shareholder	Number of Shares		Percent
Ben-Tsur Joseph 2 Haprat St. Yavne Israel	428,500,004	(1)	91.6%

All Directors and officers as a group (one person)

(1) Includes 1,000 shares of Series A Preferred Stock, each of which carries voting rights equal to 400,000 shares of common stock.

Item 12. Transactions with Related Person, Promoters, and Certain Control Persons.

As of December 31, 2007, Mr. Ben-Tsur Joseph, President and Director of the Company, had loaned a total of $2,849 to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no terms for repayment.

In July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, its President, Director, and sole stockholder, 2,057,415 shares of common stock of the Company in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the Company transferred to Mr. Joseph 2,057,415 shares of the common stock of the Company in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four percent per annum, and is payable to Inrob Israel on demand.

Inrob Israel entered into a management agreement with an officer and Director on October 1, 2003, which was subsequently extended as to its commencement date to May 1, 2005. Other terms and conditions related to equipment usage commenced with the original date of the agreement. Under the terms of the agreement, the Company is obligated to pay $15,000 per month during the first year and $20,000 per month thereafter for management fees. For the years ended December 31, 2006, and 2007, the Company accrued $220,000 and $240,000, respectively, under the management agreement. Mr. Joseph provided for the offset of $205,000 owed to the Company by a related party entity of Mr. Joseph against the management fee liability which reduced the total amount owed as of December 31, 2006, to approximately $135,000. The management agreement does not have a specific completion date, but may be terminated by either party on written notice of three months.

Item 13. Exhibits

Exhibit	Description
3.1	Certificate of Incorporation (1)
3.1a	Certificate of Designation for Series A Preferred Stock(2)
3.2	Bylaws (1)
4.1	Form of Secured Convertible Note, dated November 15, 2006 (3)
4.2	Form of Warrant, dated November 15, 2006 (3)
4.3	Form of Secured Convertible Note, dated March 27, 2007 (4)
4.4	Form of Warrant, dated March 27, 2007 (4)
10.1	Subscription Agreement, dated November 15, 2006 (3)
10.2	Funds Escrow Agreement, dated November 15, 2006 (3)
10.3	Security Agreement, dated November 15, 2006 (3)
10.4	Stock Pledge Agreement, dated November 15, 2006 (3)
10.5	Guaranty Agreement, dated November 15, 2006 (3)
10.6	Collateral Agent Agreement, dated November 15, 2006 (3)
10.7	Agreement, dated October 1, 2003, between Inrob, Ltd and Ben-Tsur Joseph (1)
10.8	Subscription Agreement, dated March 27, 2007 (4)
10.9	Funds Escrow Agreement, dated March 27, 2007 (4)
10.10	Stock Pledge Agreement, dated March 27, 2007 (4)
10.11	Guaranty Agreement, dated March 27, 2007 (4)
10.12	Collateral Agent Agreement, dated March 27, 2007 (4)
10.13	Security Agreement, dated March 26, 2007 (4)
10.14	Amendment to Subscription Agreement, dated October 23, 2007 (5)
10.15	Agreement, dated December 24, 2007, by and between Inrob Philippines Ltd, and CP Communication Services, Inc. (6)
10.16	Manufacturing Agreement, dated December 24, 2007, by and between Inrob Philippines Ltd, and CP Communication Services, Inc. (6)
31.1	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(A)/15d-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002
* Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129074) filed on December 20, 2006.
(2)	Incorporated by reference to Registrant’s Definitive Information Statement filed on September 18, 2006.
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 21, 2006.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on March 30, 2007.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 29, 2007.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 28, 2007.

ITEM 14. PRINCIPAL REGISTERED INDEPENDENT AUDITOR FEES AND SERVICES

1) Audit Fees

The aggregate fees billed by Davis Accounting Group P.C. for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2007, and the audit of Inrob Israel for the year ended December 31, 2006, was $28,250.

2) Audit-Related Fees

The Company did not engage its principal registered independent auditors to provide assurance and related services during the last two fiscal periods.

3) Tax Fees

The Company did not engage its principal registered independent auditors to provide tax compliance, tax advice, and tax planning services during the last two fiscal years.

4) All Other Fees

The Company did not engage its principal registered independent auditors to render services to the Company during the last two fiscal years, other than reported above.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2007	Inrob Tech Ltd.

	/s/	Ben-Tsur Joseph
Ben-Tsur Joseph, President and Chief
Executive and Accounting Officer

Date: April 14, 2007	Inrob Tech Ltd.

	/s/	Ben-Tsur Joseph
Ben-Tsur Joseph, Sole Director

INROB TECH LTD. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

Report of Registered Independent Auditors	F-2

Consolidated Financial Statements-

Consolidated Balance Sheet as of December 31, 2007	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the Years Ended December 31, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ (Deficit) for the Years
Ended December 31, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2007, and 2006	F-6

Notes to Consolidated Financial Statements for the Years
Ended December 31, 2007, and 2006	F-8

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Inrob Tech Ltd.:

We have audited the accompanying consolidated balance sheet of Inrob Tech Ltd. (a Nevada corporation) and subsidiary as of December 31, 2007, and the related consolidated statements of operations and comprehensive (loss), stockholders’ (deficit), and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inrob Tech Ltd. and subsidiary as of December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced operating losses, and has negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
April 12, 2008.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,486,975
Accounts Receivable-
Trade	303,133
Income and other taxes	57,517
Less - Allowance for doubtful accounts	-
Inventories	507,744
Cost of uncompleted contracts in excess of billings	56,407
Prepaid expenses	19,574

Total current assets	3,431,350

Property and Equipment:
Office and computer equipment	99,885
Furniture and fixtures	65,335
Vehicles	587,522
Leasehold improvements	43,760

796,502
Less - Accumulated depreciation and amortization	(352,700)

Net property and equipment	443,802

Other Assets:
Deposits and other	586
Debt issuance costs, net	368,572
Loans to related party companies	274,061
Interest receivable on loan to Ben-Tsur Joseph	46,537
Manufacturing contract deposit	982,000

Total other assets	1,671,756

Total Assets	$5,546,908

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Bank overdrafts	$191,870
Bank loans and other debt, current portion	46,931
Current portion of convertible notes	3,715,389
Accounts payable - Trade	228,272
Due to related party - Director and stockholder	2,849
Due to related party - Affiliate company	2,880
Billings on uncompleted contracts in excess of costs	195,341
Due to related party - Investor group	178,438
Accrued liabilities	252,260
Income tax payable	19,643
Deferred revenue	532,573

Total current liabilities	5,366,446

Long-term Debt, less current portion:
Bank loans and other debt	183,792
Convertible notes	750,000
Total long-term debt	933,792

Total liabilities	6,300,238

Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $.0001 per share; 20,000,000 shares
authorized; 1,000 Series A shares issued and outstanding	-
Additional paid-in capital	150,000
Common stock, par value $.0001 per share; 380,000,000 shares
authorized; 79,134,307 shares issued and outstanding	7,913
Additional paid-in capital	3,010,977
Less - Loan receivable - Director and stockholder	(475,000)
Accumulated other comprehensive income	54,525
Accumulated (deficit)	(3,501,745)

Total stockholders' (deficit)	(753,330)

Total Liabilities and Stockholders' (Deficit)	$5,546,908

The accompanying notes to financial statements
are an integral part of this balance sheet.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006

	2007	2006
Revenues:
Services	$1,700,246	$1,262,011
Product sales	293,576	394,787

Total revenues	1,993,822	1,656,798

Cost of Goods Sold:
Services	1,482,924	1,185,000
Product sales	97,859	165,594

Total cost of goods sold	1,580,783	1,350,594

Gross Profit	413,039	306,204

Expenses:
General and administrative	1,838,438	1,065,342

Total general and administrative expenses	1,838,438	1,065,342

Income (Loss) from Operations	(1,425,399)	(759,138)

Other Income (Expense):
Interest and other income	198,855	48,269
Interest (expense)	(960,439)	(114,423)

Total other income (expense)	(761,584)	(66,154)

Income (Loss) before Income Taxes	(2,186,983)	(825,292)

(Provision) for income taxes	-	(2,940)

Net Income (Loss)	(2,186,983)	(828,232)

Comprehensive Income:
Israeli currency translation	14,114	36,642

Total Comprehensive (Loss)	$(2,172,869)	$(791,590)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.03)	$(0.01)

Weighted Average Number of Common Shares
Outstanding During the Periods- Basic and Diluted	66,704,947	61,350,201

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIODS ENDED DECEMBER 31, 2007, AND 2006

							Less - Loan	Accumulated
			Additional			Additional	Receivable -	Other
	Preferred Stock		Paid-in	Common Stock		Paid-in	Director and	Comprehensive	Accumulated
Description	Shares	Amount	Capital	Shares	Amount	Capital	Stockholder	Income (Loss)	(Deficit)	Totals

Balance - December 31, 2005	$-	$-	$-	$61,350,180	$6,135	$907,783	$(475,000)	$3,769	$(486,530)	$(43,843)

Correction of common stock for fractional shares	-	-	-	21	-	-	-	-	-	-

Issuance of Series A preferred stock for services rendered	1,000	-	150,000	-	-	-	-	-	-	150,000

Israeli currency translation	-	-	-	-	-	-	-	36,642	-	36,642

Net (loss) for the period	-	-	-	-	-	-	-	-	(828,232)	(828,232)

Balance - December 31, 2006	$1,000	$-	$150,000	$61,350,201	$6,135	$907,783	$(475,000)	$40,411	$(1,314,762)	$(685,433)

Issuance of common stock for payments on convertible notes and accrued interest	-	-	-	17,784,106	1,778	2,103,194	-	-	-	2,104,972

Israeli currency translation	-	-	-	-	-	-	-	14,114	-	14,114

Net (loss) for the period	-	-	-	-	-	-	-	-	(2,186,983)	(2,186,983)

Balance - December 31, 2007	$1,000	$-	$150,000	$79,134,307	$7,913	$3,010,977	$(475,000)	$54,525	$(3,501,745)	$(753,330)

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006

	2007	2006
Operating Activities:
Net (loss)	$(2,186,983)	$(828,232)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	106,427	78,567
Amortization of debt issuance costs	305,910	21,281
Series A preferred stock issued for officer's compensation	-	150,000
Reserve for (recovery of ) loss on contract	(39,141)	(10,956)
Loss on sale of vehicles	1,232	-
Changes in net assets and liabilities-
Accounts receivable	(103,769)	64,651
Inventories	204,028	(234,465)
Cost of uncompleted contracts in excess of billings	104,964	28,612
Prepaid expenses and deposits	(8,775)	5,702
Manufacturing contract deposit	(982,000)	-
Accounts payable - Trade and accrued liabilities	417,547	124,128
Billings on uncompleted contracts in excess of related costs	60,907	133,431
Deferred revenue	(202,704)	310,781
Income taxes payable and other	19,643	(20,147)

Net Cash (Used in) Operating Activities	(2,302,714)	(176,647)

Investing Activities:
Proceeds from sale of vehicles	20,487	-
Purchases of and adjustments to property and equipment	(326,291)	(89,114)

Net Cash (Used in) Investing Activities	(305,804)	(89,114)

Financing Activities:
Proceeds from long-term debt	247,987	-
Payments on long-term debt	(68,961)	(324,225)
Proceeds from bank overdrafts	96,960	54,549
Payment on convertible debenture and related interest	-	(46,750)
Proceeds from issuance of convertible notes	3,000,000	3,000,000
Debt issuance costs - Convertible notes	(355,263)	(340,500)
Loan receivable - Director and stockholder	27,447	-
Interest on loan receivable - Director and stockholder	(46,537)	(18,962)
Proceeds from loan from related party - Investor group	17,236	161,202
Due from related party - Director and stockholder	-	(490)
Due to related parties	(76,202)	-
Received from (loans to) related party companies	(39,659)	22,666

Net Cash Provided by Financing Activities	2,803,008	2,507,490

Effect of Exchange Rate Changes on Cash and Cash Equivalents	14,114	36,642

Net Increase in Cash and Cash Equivalents	208,604	2,278,371

Cash and Cash Equivalents - Beginning of Period	2,278,371	-

Cash and Cash Equivalents - End of Period	$2,486,975	$2,278,371

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006

Supplemental Disclosures of Cash Flow Information:

	2007	2006
Cash paid during the periods for:
Interest	$43,336	$64,213
Income taxes	$-	$20,147

Supplemental Information of Noncash Investing and Financing Activities:

During the year ended December 31, 2007, the Company issued 17,784,106 shares of its common stock as payment of $1,534,611 of principal and $570,361 of accrued interest on certain convertible notes.

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

(1)	Summary of Significant Accounting Policies

Organization and Basis of Presentation

Inrob Tech Ltd. (“Inrob Tech” or the “Company”) is a Nevada corporation which provides engineering products and services for the maintenance of critical and sophisticated equipment, and the integration and production of advanced wireless control solutions for unmanned ground vehicle robots (“UVR”). The remote control systems of the Company are the “brains” for many UVR solutions. The current nature of Israel’s security situation coupled with the Company’s close work with the Israeli Defense Forces (“IDF”) and the Israeli police, has helped the Company gain extensive experience in a wide range of military and law enforcement UVR applications and control solutions. The Company has also targeted the civilian applications market, which includes solar powered equipment, and dangerous tasks such as nuclear plant maintenance, inspection and decommissioning, the demolition industry, and firefighting and rescue services. The accompanying financial statements of Inrob Tech were prepared from the accounts of the Company under the accrual basis of accounting in United States dollars. In addition, the accompanying financial statements reflect the completion of a reverse merger between Inrob Tech and Inrob Ltd. (“Inrob Israel”), which was effected on July 21, 2005.

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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

Given that Inrob Israel is considered to have acquired Inrob Tech by a reverse merger through a Stock Purchase Agreement, and its sole stockholder currently has voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of December 31, 2007, and the operations for the two years in the period ended December 31, 2007, of Inrob Israel under the name of Inrob Tech Ltd. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Inrob Israel and Inrob Tech brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

The consolidated financial statements as of December 31, 2007, include the accounts of Inrob Tech Ltd., Inrob Israel through a reverse merger transaction, and a wholly owned subsidiary, Inrob Philippines, Incorporated. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

 Accounts Receivable

Accounts receivable consist of amounts due from customers, employees and related parties. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of December 31, 2007, no allowance for doubtful accounts was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

 Revenue Recognition

The Company generates revenues from product sales and maintenance service contracts.

Revenues from product sales are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is recognized when delivery has occurred provided there is persuasive evidence of an agreement, acceptance tests results have been approved by the customer, the fee is fixed or determinable and collection of the related receivable is probable. Customers are billed, according to individual agreements, upon completion of the contract. All product costs are deferred and recognized on completion of the contract and customer acceptance. A provision is made for the amount of any expected loss on a contract at the time it is known.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended December 31, 2007, and 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

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

 Research and Development Costs

The Company conducts research and development activities for others under contractual arrangements. Research and development costs incurred under contractual arrangements are accounted for in accordance with Statement of Financial Accounting Standards No. 68, “Research and Development Agreements” (“SFAS No. 68”). All costs incurred under the contractual arrangements are deferred and recognized as cost of sales (product sales) upon completion of the contract work.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Debt Issuance Costs

The Company defers as other assets the costs associated with the issuance of debt instruments. Such costs are amortized as additional interest expense over the life of the related debt. During the period ended December 31, 2007, the Company recorded $695,763 of debt issuance costs related to convertible notes, and amortized $327,191 of such costs as additional interest expense.

Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred. For the periods ended December 31, 2007, and 2006, advertising and promotion costs amounted to $34,476 and $92,867, respectively.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the periods ended December 31, 2007, and 2006, the only components of comprehensive (loss) were the net (loss) for the periods, and the foreign currency translation adjustments.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.
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

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”). The Company’s functional currency is the Israeli New Shekel. Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of the Company are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, the Company’s financial instruments approximated fair value to do the nature and maturity of such instruments.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and revenues and expenses for the periods ended December 31, 2007, and 2006. Actual results could differ from those estimates made by management.

(2)	Going Concern

During the years ended December 31, 2007, and 2006, Inrob Tech continued its operations, business expansion, and capital formation activities through the issuance of convertible debt. On November 15, 2006, the Company completed a subscription agreement with a group of accredited investors for the issuance of Convertible Notes in the amount of $3,000,000. The maturity date of the Convertible Notes is two years from the date of issuance – November 15, 2008. Net proceeds to the Company amounted to $2,659,500, after deducting debt issuance costs. On March 27, 2007, the Company effected a second subscription agreement with a group of accredited investors for the issuance of Convertibles Notes also in the amount of $3,000,000. The maturity date of the second issuance of Convertible Notes is two years from the date of issuance – March 27, 2009. The second transaction was completed under essentially the same terms and conditions as the first issuance. In additional, under the terms of the transactional documents, all rights and benefits to be granted to the investors (including the security interest) are identical to and are intended to be shared equally with the holders of the Convertible Notes and warrants issued by the Company as of November 15, 2006. Proceeds from the second subscription agreement amounted to approximately $2,594,738 after debt issuance costs. As described in Note 8, on October 23, 2007, the terms of the second issuance of Convertible Notes were amended by agreement between the accredited investors of the second issuance of Convertible Notes and the Company.

On December 24, 2007, the Company through its wholly owned subsidiary, Inrob Philippines, Incorporated, entered into a Manufacturing Agreement with CP Communications Services, Inc., (“CPCOM”) a Philippines corporation located in Makati City, Philippines. The Agreement provides for the lease of the use of CPCOM’s premises on a full turnkey basis. Under the terms of the Agreement, CPCOM is committing to manufacture, and the Company has the right to order, products with a total value of up to $28,500,000. In order to secure this right, the Company is required to pay to CPCOM an amount of $2,950,000, of which $1,000,000 was due by December 31, 2007, with the balance due and payable by March 31, 2008. As of December 31, 2007, the Company had paid $980,000 to CPCOM, which was considered as satisfaction of the initial $1,000,000 obligation.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses, and had negative working capital as of December 31, 2007. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)	Inventories

As of December 31, 2007, inventories consisted of the following:

2007

Work in progress	$461,733
Materials	46,011
Total	$507,744

(4)	Loan Receivable – Director and Stockholder

As discussed in Note 9, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, President, sole Director and stockholder, 2,057,415 shares of common stock of Inrob Tech in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand. As of December 31, 2007, the balance owed on the loan plus accrued interest amounted to $521,537. The Company has classified the amount of the promissory note due from Mr. Joseph, or $475,000, as an offset to common stock equity, due to the nature of the transaction as a common stock subscription arrangement.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

(5)	Loan to and Interest Receivable from Related Parties

A loan to a related party entity bears interest at a variable rate equivalent to the minimum rate allowed by the Israel Income Tax Ordinance (4% percent), is unsecured and is due, including principal and interest, on December 31, 2008. Interest receivable from Mr. Joseph associated with the loan transaction described in Note 4 above amounted to $46,537 as of December 31, 2007. The following summarizes the amounts receivable as of December 31, 2007:

2007

Ben-Tsur Joseph Holdings Ltd.	$274,061
Totals	$274,061

(6)	Bank Indebtedness

The Company has certain loans and bank arrangements to fund its operations in Israel which are described as follows:

2007

Bank Loan #1:

Monthly payments including interest at 6% per annum, matures February 27, 2008, secured.	$2,986

Bank Loan #2:

Monthly payments including interest at 5% per annum, matures November 5, 2012, secured.	126,025

Automobile Loans:
Monthly payments including interest at 4.5% per annum, matures June 29, 2012, secured.	101,712
Totals	230,723

Less - Current portion	(46,931)
Total Bank Loans	$183,792

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

Principal repayments of bank debt are as follows:

2008	$46,931
2009	46,085
2010	48,328
2011	50,682
2012	38,697
Totals	$230,723

(7)	Convertible Debenture

On September 30, 2005, the Company issued a convertible debenture (the “Debenture”) in the amount of $42,500 to a third-party entity. The Debenture carried an interest rate of ten (10) percent per annum, was due on November 30, 2005, and was convertible into 2,000,000 publicly traded shares of the Company’s common stock. The due date of the Debenture was extended to December 31, 2006, by written agreement between the parties. In addition, effective September 30, 2006, the third-party entity executed a document wherein it indicated that it had waived its right to convert the Debenture to common stock of the Company. In November 2006, the Debenture, together with accrued interest, for a total amount of $46,750, was paid off.

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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

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

On March 27, 2007, the Company effected a second subscription agreement with a group of accredited investors under Regulation D of the Securities Act of 1933, as amended, which provided for the issuance to the investors, exempt from registration, of certain 8 percent convertible notes (the “Convertible Notes”) in the principal amount of $3,000,000. The maturity date of the Convertible Notes is two years from the date of issuance – March 27, 2009. The transaction was completed under essentially the same terms and conditions as the first issuance described above. In additional, under the terms of the transactional documents, all rights and benefits to be granted to the investors (including the security interest) were identical to and intended to be shared equally with the holders of the Convertible Notes and warrants issued by the Company as of November 15, 2006. Proceeds from the second subscription agreement amounted to approximately $2,594,738 after debt issuance costs.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

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

For the year ended December 31, 2007, the Company issued 17,784,106 shares of its common stock as payment of $1,534,611 of principal and $570,361 of accrued interest related to Convertible Notes.

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
DECEMBER 31, 2007, AND 2006

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

(10)	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including An Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements – a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, FASB No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

FASB No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(11)	Related Party Transactions

Inrob Israel entered into a management agreement with a Director and officer on October 1, 2003, which was subsequently extended as to its commencement date to May 1, 2005. Other terms and conditions related to equipment usage commenced with the original date of the agreement. Under the terms of the agreement, the Company is obligated to pay $15,000 per month during the first year and $20,000 per month thereafter for management fees. For the periods ended December 31, 2007, and 2006, the Company accrued $240,000 and $220,000, respectively under the management agreement. The Director and officer agreed to offset approximately $205,000 owed to the Company by a related party entity of the Director and officer against the management fee liability. The management agreement does not have a specific completion date, but may be terminated by either party on written notice of three months.

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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

As of December 31, 2007, Mr. Ben-Tsur Joseph, President and Director of the Company, had loaned a total of $2,849 to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no terms for repayment.

(12)	Commitments and Contingencies

For the year ended December 31, 2005, the Company was a party to a lease agreement in Israel for its premises which expired in January, 2006. In 2006, the Company entered into a new one-year lease agreement, with an option to extend the agreement for an additional year for the use of 1,135 square meters of office and engineering/operations space. The Company paid approximately $23,000 in operating lease payments for its premises through June 2006. Thereafter, effective July 1, 2006, the Company entered into a new lease agreement for 300 square meters of space. The Company leased the space for a period of three years. For the year ended December 31, 2007, the Company paid approximately $12,600 in operating lease payments for its premises. Minimum lease payments for the years 2008, and 2009 under the lease agreement will be $12,600 and $6,300, respectively. After the initial term, the Company has two option periods to extend the lease through 2013.

The Company leases on a month-to-month basis approximately 175.3 square meters of warehouse space at the same facility that it occupies for production and office space. The monthly rental amount for the warehouse space is $913 per month.

The Company leases four autos under an operating lease agreement which expires in December 2008. Minimum annual payments under the operating lease amount to $23,424 per year.

The Company also entered into two sublease agreements for its leased premises in Israel which expired on December 31, 2005. Subsequent to December 31, 2005, the sublease agreements continued on a month-to-month basis until April, 2006, and June, 2006, respectively, when the parties to the sublease agreements moved from the leased premises of the Company. For the year ended December 31, 2006, the Company received approximately $10,716 of sublease income from the two parties.

In December 2005, the Company entered into an agreement for securing capital financing, and services related to stockholder relations and introductory services to market makers with an unrelated entity. The terms of the agreement required a payment of $50,000 at the commencement of the services which began in January 2006, and $10,000 per month thereafter for a period of six months. For the year ended December 31, 2006, the Company paid $110,000 for services related to the agreement. Funding for the agreement was provided by an advance from a related party investor group.

In February 2006, the Company entered into an agreement with MoneyTV for certain media services related to the promotion of the Company on an international level. The agreement required the payment of a fee of $11,500 for such services. Funding for the agreement was provided by an advance from a related party investor group.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

On December 24, 2007, the Company through its wholly owned subsidiary, Inrob Philippines, Incorporated, entered into a Manufacturing Agreement with CP Communications Services, Inc. (“CPCOM”), a Philippines corporation located in Makati City, Philippines. The Agreement provides for the lease of the use of CPCOM's premises on a full turnkey basis. Under the terms of the Agreement, CPCOM is committing to manufacture, and the Company has the right to order, products with a total value of up to $28,500,000. In order to secure this right, the Company is required to pay to CPCOM an amount of $2,950,000, of which $1,000,000 was due by December 31, 2007, with the balance due and payable by March 31, 2008. The Agreement will remain in effect for an unlimited period of time. However, the Agreement may be terminated by the Company at any time for any reason upon ten days prior notice without refund of amounts paid. As of December 31, 2007, the Company had paid $980,000 to CPCOM, which was considered as satisfaction of the $1,000,000 obligation. As of March 31, 2008, the remaining amount due of $1,970,000 was paid by the Company to CPCOM.

(13)	Income Taxes

The provision (benefit) for income tax for the periods ended December 31, 2007, and 2006, were as follows (assuming a 34% effective tax rate):

	2007	2006

Current Tax Provision:
Federal-
Taxable income	$-	$2,940
Total current tax provision	$-	$2,940

Deferred Tax Provision:
Federal-
Loss carryforwards	743,500	281,600
Change in valuation allowance	(743,500)	(281,600)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2007, and 2006, as follows:

	2007	2006
Loss carryforwards	$1,190,500	$447,000
Less - Valuation allowance	(1,190,500)	(447,000)
Total net deferred tax assets	$-	$-

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2007, and 2006, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2007, the Company had approximately $3,501,745 in tax loss carryforwards that can be utilized in future periods to reduce taxable income.

(14)	Significant Customers

For the years ended December 31, 2007, and 2006, the Company had one customer that accounted for more that ten (10) percent of total revenues, as follows:

	2007	2006
Customer A	$803,089	$643,612