Form 10-Q
period 2008-03-31
Inrob Tech Ltd.
filed 2008-05-21
CIK 793595

  QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

702-795-3601
(Issuer’s Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐ .
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes  ☐ No   ☒ .

There were 122,661,902 shares of the Registrant's common stock outstanding as of May 16, 2008.

INROB TECH LTD. AND SUBSIDIARY

INDEX TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3. Defaults Upon Senior Securities	7
Item 4. Submission of Matters to a Vote of Security Holders	7
Item 5. Other Information	7
Item 6. Exhibits	7

SIGNATURES

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2008, AND DECEMBER 31, 2007

ASSETS
	2008	2007
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$77,220	$2,486,975
Accounts Receivable - Trade	331,668	360,650
Inventories	516,199	507,744
Cost of uncompleted contracts in excess of billings	151,548	56,407
Prepaid expenses	14,348	19,574
Total current assets	1,090,983	3,431,350
Property and Equipment:
Office and computer equipment	108,948	99,885
Furniture and fixtures	71,263	65,335
Vehicles	516,004	587,522
Leasehold improvements	47,731	43,760
	743,946	796,502
Less - Accumulated depreciation and amortization	(337,096)	(352,700)
Net property and equipment	406,850	443,802
Other Assets:
Deposits and other	685	586
Debt issuance costs, net	281,599	368,572
Loans to related party companies	304,530	274,061
Interest receivable of loan to Ben-Tsur Joseph	51,222	46,537
Manufacturing deposit	2,978,000	982,000
Total other assets	3,616,036	1,671,756
Total Assets	$5,113,869	$5,546,908

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Bank overdrafts	$210,068	$191,870
Bank loans and other debt, current portion	54,674	46,931
Current portion of convertible notes	3,727,502	3,715,389
Accounts payable - Trade	232,216	228,272
Due to related party - Director and stockholder	4,665	2,849
Billings on uncompleted contracts in excess of costs	207,106	2,880
Due to related party - Investor group	171,437	195,341
Accrued liabilities	313,374	178,438
Reserve for estimated loss on contract	-	252,260
Income tax payable	1,826	19,643
Deferred revenue	522,915	532,573
Total current liabilities	5,445,783	5,366,446
Long-term Debt, less current portion:
Bank loans and other debt	215,062	183,792
Convertible notes	-	750,000
Total long-term debt	215,062	933,792
Total liabilities	5,660,845	6,300,238
Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $.0001 per share; 20,000,000 shares
authorized; 1,000 Series A shares issued and outstanding	-	-
Additional paid-in capital	150,000	150,000
Common stock, par value $.0001 per share; 380,000,000 shares
authorized; 96,436,182 shares issued and outstanding	9,644	7,913
Additional paid-in capital	3,887,502	3,010,977
Less - Loan receivable - Director and stockholder	(475,000)	(475,000)
Accumulated other comprehensive income	65,908	54,525
Accumulated (deficit)	(4,185,030)	(3,501,745)
Total stockholders' (deficit)	(546,976)	(753,330)
Total Liabilities and Stockholders' (Deficit)	$5,113,869	$5,546,908
The accompanying notes to financial statements
are an integral part of these balance sheets.

INROB TECH LTD. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2) FOR THE THREE MONTHS ENDED MARCH 31, 2008, AND 2007 (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Services	$477,105	$338,963
Product sales	49,638	104,337
Total revenues	526,743	443,300
Cost of Goods Sold:
Services	289,070	548,677
Product sales	16,546	34,779
Total cost of goods sold	305,616	583,456
Gross Profit (Deficit)	221,127	(140,156)
Expenses:
General and administrative	660,895	399,347

Total general and administrative expenses	660,895	399,347
(Loss) from Operations	(439,768)	(539,503)

Other Income (Expense):
Interest and other income	17,136	25,634
Loss on disposal of asset	(7,481)	-
Interest (expense)	(253,188)	(126,541)
Total other income (expense)	(243,533)	(100,907)
(Loss) before Income Taxes	(683,301)	(640,410)

(Provision) Benefit for income taxes	-	-
Net (Loss)	(683,301)	(640,410)

Comprehensive (Loss):
Israeli currency translation	11,383	93,793
Total Comprehensive (Loss)	(671,918)	(546,617)
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Common Shares
Outstanding During the Periods- Basic and Diluted	83,135,681	62,259,503

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2) FOR THE THREE MONTHS ENDED MARCH 31, 2008, AND 2007 (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating Activities:
Net income (loss)	$(683,301)	$(640,410)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	56,142	20,103
Amortization of debt issuance costs	86,973	44,996
(Recovery of) loss on contract	-	(39,141)
(Loss) on sale of vehicles	7,481	-
Changes in net assets and liabilities-
Accounts receivable	28,982	(52,331)
Inventories	(8,455)	308,249
Cost of uncompleted contracts in excess of billings	(95,141)	74,456
Prepaid expenses and deposits	5,127	(14,411)
Manufacturing contract deposit	(1,996,000)	-
Accounts payable - trade and accrued liabilities	205,427	21,906
Billings on uncompleted contracts in excess of related costs	11,765	147,697
Reserve for loss on contract	-	(39,141)
Deferred revenue	(9,658)	(114,877)
Income taxes payable and other	(17,817)	-
Net Cash Provided by (Used in) Operating Activities	(2,408,475)	(282,904)
Investing Activities:
Proceeds from sale of vehicles	45,599	-
Purchases of and adjustments to property and equipment	(72,270)	(7,644)
Net Cash (Used in) Provided by Investing Activities	(26,671)	(7,644)
Financing Activities:
Proceeds from long-term debt	54,063	-
Payments on long-term debt	(15,050)	(62,077)
Proceeds from (offset to) bank overdrafts	18,198	(37,319)
Proceeds from issuance of convertible notes	-	3,000,000
Debt issuance costs - Convertible notes	-	(355,263)
Proceeds from (payments to) loan from related party - Investor group	(7,001)	10,924
Payments on (advances to) Loan - Director and stockholder	-	(9,290)
Due from related party - Director and stockholder	-	67,923
Due to related parties	(1,064)	-
Received from (loans to) related party companies	(35,154)	35,268
Net Cash Provided by Financing Activities	13,992	2,650,166
Effect of Exchange Rate Changes on Cash	11,399	93,793
Net Increase (Decrease) in Cash	(2,409,755)	2,453,411

Cash and Cash Equivalents - Beginning of Period	2,486,975	2,278,371
Cash and Cash Equivalents - End of Period	$77,220	$4,731,782

The accompanying notes to financial statements are
an integral part of these statements.

INROB TECH LTD. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2) FOR THE THREE MONTHS ENDED MARCH 31, 2008, AND 2007 (Unaudited)

Supplemental Disclosures of Cash Flow Information:

	Three Months Ended
	March 31,
	2008	2007
Cash paid during the period for:
Interest	$9,674	$18,258
Income taxes	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:

During the three-month period ended March 31, 2008, the Company issued 17,309,953 shares of its common stock as payment of $737,887 of principal and $140,370 of accrued interest on certain convertible notes.

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

Prior to the completion of the reverse merger, Inrob Tech was a near dormant corporation with virtually no assets or operations (essentially since April 1, 2001, when the Company sold its paging business, known as The Sports Page and Score Page to BeepMe, to a third-party vendor and creditor). The Company was originally incorporated in the State of Nevada under the name of Beeper Plus, Inc. On July 15, 2003, the Company then changed its name to Western Gaming Corporation. On August 17, 2005, the Company again changed its name to Inrob Tech Ltd. to reflect the reverse merger effected on July 21, 2005, and its new business plan.

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

Given that Inrob Israel is considered to have acquired Inrob Tech by a reverse merger through a Stock Purchase Agreement, and its sole stockholder currently has voting control of the Company, the accompanying consolidated financial statements and related disclosures in the notes to consolidated financial statements present the financial position as of March 31, 2008, and the operations for the three months ended March 31, 2008, and 2007, of Inrob Israel under the name of Inrob Tech Ltd. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Inrob Israel and Inrob Tech brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

The consolidated financial statements as of March 31, 2008, include the accounts of Inrob Tech Ltd., Inrob Israel through a reverse merger transaction, and a wholly owned subsidiary, Inrob Philippines, Incorporated. Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Statements

The interim financial statements as of March 31, 2008, and for the periods ended March 31, 2008, and 2007, are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2008, and the consolidated results of its operations and its cash flows for the periods ended March 31, 2008, and 2007. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to Inrob Tech Ltd.’s audited financial statements contained in its Annual Report on Form 10-KSB as of December 31, 2007, for additional information, including significant accounting policies.

 Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

 Accounts Receivable

Accounts receivable consist of amounts due from customers, employees and related parties. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of March 31, 2008, no allowance for doubtful accounts was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

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

The Company is not required to perform significant post-delivery obligations, does not provide warranties, and does not allow product returns. As such, no provision is made for costs of this nature.

The Company does not sell products with multiple deliverables. It is management’s opinion that EITF 00-21, “Revenue Arrangements With Multiple Deliverables,” is not applicable.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended March 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

Debt Issuance Costs

The Company defers as other assets the costs associated with the issuance of debt instruments. Such costs are amortized as additional interest expense over the life of the related debt. During the period ended March 31, 2008, the Company amortized $86,973 of debt issuance costs related to convertible notes as additional interest expense.

Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred. For the periods ended March 31, 2008, and 2007, advertising and promotion costs amounted to $239 and $3,615, respectively.

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the periods ended March 31, 2008, and 2007, the only components of comprehensive income (loss) were the net income (loss) for the periods, and the foreign currency translation adjustments.

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

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, the Company’s financial instruments approximated fair value to do the nature and maturity of such instruments.

 Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities as of March 31, 2008, and consolidated revenues and expenses for the periods ended March 31, 2008, and 2007. Actual results could differ from those estimates made by management.

(2) Going Concern

During the year ended December 31, 2007, and subsequent thereto, Inrob Tech continued its operations, business expansion, and capital formation activities through the issuance of convertible debt. On November 15, 2006, the Company completed a subscription agreement with a group of accredited investors for the issuance of Convertible Notes in the amount of $3,000,000. The maturity date of the Convertible Notes is two years from the date of issuance - November 15, 2008. Net proceeds to the Company amounted to $2,659,500, after deducting debt issuance costs. On March 27, 2007, the Company effected a second subscription agreement with a group of accredited investors for the issuance of Convertibles Notes also in the amount of $3,000,000. The maturity date of the second issuance of Convertible Notes is two years from the date of issuance - March 27, 2009. The second transaction was completed under essentially the same terms and conditions as the first issuance. In additional, under the terms of the transactional documents, all rights and benefits to be granted to the investor (including the security interest) are identical to and are intended to be shared equally with the holders of the Convertible Notes and warrants issued by the Company as of November 15, 2006. Proceeds from the second subscription agreement amounted to approximately $2,594,738 after debt issuance costs.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant operating losses through March 31, 2008, and has insufficient revenues to cover its on-going operating costs. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Inventories

As of March 31, 2008, inventories consisted of the following:

2008

Work in progress	$50,187
Materials	466,012
Total	$516,199

(4) Loan Receivable - Director and Stockholder

As discussed in Note 9, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, President, sole Director and stockholder, 2,057,415 shares of common stock of Inrob Tech in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four percent per annum, and is payable to Inrob Israel on demand. As of March 31, 2008, the balance owed on the loan plus accrued interest amounted to $526,222. The Company has classified the amount of the promissory note due from Mr. Joseph, or $475,000, as an offset to common stock equity, due to the nature of the transaction as a common stock subscription arrangement.

(5) Loan to and Interest Receivable from Related Parties

A loan to a related party entity bears interest at a variable rate equivalent to the minimum rate allowed by the Israel Income Tax Ordinance (4% percent), is unsecured and is due, including principal and interest, on December 31, 2008. Interest receivable from Mr. Joseph associated with the loan transaction described in Note 4 above amounted to $51,222 as of March 31, 2008. The following summarizes the amounts receivable as of March 31, 2008:

2008

Ben-Tsur Joseph Holdings Ltd.	$303,110
Totals	$303,110

(6) Bank Indebtedness

The Company has certain loans and bank arrangements to fund its operations in Israel which begin to mature in early 2008.

(7) Convertible Debentures

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

(8) Issuance of Convertible Notes and Warrants

On November 15, 2006, the Company effected a subscription agreement with a group of accredited investors under Regulation D of the Securities Act of 1933, as amended, which provided for the issuance to the investors, exempt from registration, of certain eight percent convertible notes (the “Convertible Notes”) in the principal amount of $3,000,000. The maturity date of the Convertible Notes is two years from the date of issuance - November 15, 2008.

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

On March 27, 2007, the Company effected a second subscription agreement with a group of accredited investors under Regulation D of the Securities Act of 1933, as amended, which provided for the issuance to the investors, exempt from registration, of certain eight percent convertible notes (the “Convertible Notes”) in the principal amount of $3,000,000. The maturity date of the Convertible Notes is two years from the date of issuance - March 27, 2009. The transaction was completed under essentially the same terms and conditions as the first issuance described above. In additional, under the terms of the transactional documents, all rights and benefits to be granted to the investors (including the security interest) were identical to and intended to be shared equally with the holders of the Convertible Notes and warrants issued by the Company as of November 15, 2006. Proceeds from the second subscription agreement amounted to approximately $2,594,738 after debt issuance costs.

The Company filed a Registration Statement on Form SB-2 with the SEC on May 7, 2007, to register 18,405,000 shares of common stock related to the second issuance of Convertible Notes. Under the terms of the Subscription Agreement pertaining to the second issuance of Convertible Notes, the Company had 160 days from the date of filing a Registration Statement on Form SB-2 with the SEC to obtain an approval from the SEC on such Registration Statement. However, after filing two amendments to this Registration Statement with the SEC, on October 18, 2007, the Company withdrew the Registration Statement. Subsequently, on October 23, 2007, the Company entered into an amendment agreement (the “Amendment Agreement”) with the accredited investors to the second issuance of Convertible Notes of March 27, 2007. Under the terms of the Amendment Agreement, the Company was no longer required to register the shares issuable upon conversion of the Convertible Notes and exercise of the warrants issued in connection with the March 27, 2007, agreement. The interest rate under the second issuance of Convertible Notes was increased to 18 percent and was deemed to have accrued from the date of issuance (March 27, 2007) of the Convertible Notes. The Company is also required to make principal and interest payments under the Convertible Notes in common stock only at 75 percent of the average of the closing bid price of the common stock for the five trading days preceding the date an interest or principal payment, as the case may be, is due. In addition, the exercise price of the warrants was reduced to $0.25 and their expiration date was fixed at the sixth anniversary of the closing date of the March 2007 second issuance of Convertible Notes.

For the three months ended March 31, 2008, the Company issued 17,309,953 shares of its common stock as payment of $737,887 of principal and $140,370 of accrued interest related to Convertible Notes.

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

(10) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including An Amendment of FASB Statement No. 115," ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

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

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

(11) Related Party Transactions

Inrob Israel entered into a management agreement with a Director and officer on October 1, 2003, which was subsequently extended as to its commencement date to May 1, 2005. Other terms and conditions related to equipment usage commenced with the original date of the agreement. Under the terms of the agreement, the Company is obligated to pay $15,000 per month during the first year and $20,000 per month thereafter for management fees. For the periods ended December 31, 2006, and 2005, the Company accrued $220,000 and $120,000, respectively under the management agreement. The Director and officer agreed to offset approximately $205,000 owed to the Company by a related party entity of the Director and officer against the management fee liability. As of March 31, 2008, the amount owed to the Director and officer under the management agreement amounted to approximately $166,395. The management agreement does not have a specific completion date, but may be terminated by either party on written notice of three months.

As described in Note 9 above, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, its President, Director, and sole stockholder, 2,057,415 shares of common stock of Inrob Tech in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four percent per annum, and is payable to Inrob Israel on demand. The Company has classified the amount of the promissory note due from Mr. Joseph, or $475,000, as an offset to common stock equity, due to the nature of the transaction as a common stock subscription arrangement.

As of March 31, 2008, Mr. Ben-Tsur Joseph, President and Director of the Company, had loaned a total of $4,665 to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no terms for repayment.

(12) Commitments and Contingencies

The Company is a party to various operating lease agreements for office space, warehouse space, and automobiles.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our unaudited interim financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control, and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

Revenues-

For the three months ended March 31, 2008, the Company recognized $526,743 in revenues compared to $443,300 for the same period in 2007, which resulted in an overall increase of $83,443, or 18.8%. The overall increase in revenues resulted primarily from an increase in services from $338,963 in 2007 to $477,105 in 2008, and increase of $138,142 or 40.8%. Product sales decreased from $104,337 in 2007 to $49,638 in 2008, a decrease of 52.41%. The increase in service revenues resulted from the completion of additional projects under contract during the quarter.

Cost of Goods Sold-

Cost of goods sold amounted to $305,616 compared to $583,456 for the same period in 2007, resulting in a decrease of $277,840, or 47.6%. The decrease was primarily attributed to reductions in materials, repairs and maintenance, occupancy/rent costs, insurance, and project consulting expenses offset by increases in salaries and wages, and vehicle operating expenses.

General and Administrative Expenses-

General and administrative expenses increased from $399,347 in 2007, to $660,895 for the same period in 2007, resulting in an overall increase of $261,548, or 65.5%. The increase was primarily attributed to increases in office and supply expenses, management fees, telephone and communications expenses, professional fees, promotion and business expansion expenses, and depreciation expense, computer supplies, and repair expenses offset by decreases in auto transportation expenses.

Other Income (Expense)-

Other income (expense) for the three months ended March 31, 2008, amounted to an expense of $243,533, from an expense of $100,907 for the same period in 2007. The increase of $142,626 was primarily attributable to an increase in interest expense of $126,647 related to the Company’s convertible notes and a decrease in interest and other income of $8,498.

Net (Loss)-

Net (Loss) for the three months ended March 31, 2008, went from a loss of $(640410) in 2007 to a net loss of $(683,301). The increase in the loss of $42,891, or 6.7%, was due to the net impact of the items described previously in 2008.

Comprehensive (Loss)-

Comprehensive (loss) for the three months ended March 31, 2008, increased from a comprehensive loss of $(546,617) in 2007 to comprehensive loss of $(671,918) in 2008, for an overall loss increase of $(82,410), or 22.9%. The increase in the loss was due primarily to the business activities described above and fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 62,259,503 in 2007 to 83,135,681 in 2008. The increase was primarily due to various transactions that were completed involving our Common Stock, including conversions by holders of the Company’s convertible notes and the payments of principal and interest under those notes that were made in shares.

Liquidity and Financial Resources

During the three months ended March 31, 2008, net cash (used in) operating activities amounted to $2,408,475 when compared to net cash (used in) operating activities of $282,904 for the same period in 2007. The increase in net cash used in operations was primarily due to the net loss for the period, increases in accounts receivable, prepaid expenses and deposits, manufacturing deposit and deferred revenue, offset by then impact of debt issuance costs and depreciation, and decreases in inventories, cost of uncompleted contracts in excess of billings, accounts payable - trade and accrued liabilities, and billings on uncompleted contracts in excess of related costs.

Net cash (used in) investing activities in 2008 primarily for the purchase of property and equipment amounted to $26,671. In 2008, net cash provided by financing activities amounted to $13,992 when compared to net cash provided by financing activities of $2,650,166 for the same period in 2007. The decrease was primarily due to the fact that during 2007 the company received $3,000,000 in proceeds obtained from the issuance of convertible notes offset by $355,262 in debt issuance costs.

As of March 31, 2008, current liabilities exceeded current assets by $4,354,800, and the accumulated deficit amounted to $(4,185,030).  We believe that our current cash on hand generated by the financing transactions discussed below are sufficient to sustain our operations for at least the next 12 months, subject to the operating factors discussed previously and use of capital described below.

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

In connection with the notes, we also issued Class A Warrants to purchase 6,000,000 shares of our common stock at $0.40 per share and Class B Warrants to purchase 6,000,000 shares of our common stock at $0.50 per share. All warrants are exercisable for a period of five years following the effective date of the registration statement that was filed in connection with this financing transaction.

March 2007 Financing

On March 27, 2007, we entered into and consummated a subscription agreement with a group of accredited investors providing for the issuance to the investors of our eight percent convertible notes in the principal amount of $3,000,000. The notes mature two years from the date of issuance.

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

Currently available cash will not be sufficient to sustain our operations. Unless we raise significant additional funds, we may be required to curtail our operations or cease to be a going concern. There can be no ssurance that we will be able to raise additional funds on acceptable terms, if at all. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.

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

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of March 31, 2008. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective March 31, 2008 for their intended purpose described above. There were no changes to the internal controls during the three-month period ended March 31, 2008, that have materially affected or that are reasonably likely to affect the internal controls.

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

None.

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
Date: May 20, 2008