Form 10KSB/A
period 2007-12-31
Inrob Tech Ltd.
filed 2008-08-06
CIK 793595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Item 8A. Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our relevant officers have made conclusions as to the effectiveness of our disclosure controls and procedures at the reasonable assurance level.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, we were effective in maintaining (i) disclosure controls and procedures and (ii) internal control over financial reporting.

This report does not include an attestation report by Davis Accounting Group P.C., our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 6, 2008	Inrob Tech Ltd.

	By:	/s/ Ben-Tsur Joseph
Ben-Tsur Joseph, President and Chief Executive and Accounting Officer

Date: August 6, 2008	Inrob Tech Ltd.

	By:	/s/ Ben-Tsur Joseph
Ben-Tsur Joseph, Sole Director