Form 10-Q
period 2008-06-30
Inrob Tech Ltd.
filed 2008-08-14
CIK 793595

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

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

There were 380,000,000 shares of the Registrant's common stock outstanding as of August 11, 2008.

INROB TECH LTD. AND SUBSIDIARY

INDEX TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

INROB TECH LTD. AND SUBSIDIARY
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$94,299	$2,486,975
Accounts Receivable - Trade	390,563	360,650
Inventories	602,603	507,744
Cost of uncompleted contracts in excess of billings	170,698	56,407
Prepaid expenses	11,179	19,574
Total current assets	1,269,342	3,431,350

Property and Equipment:
Office and computer equipment	114,056	99,885
Furniture and fixtures	76,465	65,335
Vehicles	616,033	587,522
Leasehold improvements	49,968	43,760
	856,522	796,502
Less - Accumulated depreciation and amortization	(333,277)	(352,700)
Net property and equipment	523,245	443,802

Other Assets:
Deposits and other	766	586
Debt issuance costs, net	194,629	368,572
Loan to related party companies	296,953	274,061
Interest receivable on loan to Director and stockholder	55,959	46,537
Manufacturing deposit	2,978,000	982,000
Total other assets	3,526,307	1,671,756
Total Assets	$5,318,894	$5,546,908
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Bank overdrafts	$299,458	$191,870
Bank loans and other debt, current portion	78,878	46,931
Current portion of convertible notes	3,111,841	3,715,389
Accounts payable - Trade	244,538	228,272
Due to related party - Director and stockholder	5,395	2,849
Billings on uncompleted contracts in excess of costs	173,280	2,880
Due to related party - Investor group	171,438	195,341
Accrued liabilities	348,132	178,438
Reserve for estimated loss on contract	-	252,260
Income tax payable	1,912	19,643
Deferred revenue	613,113	532,573
Total current liabilities	5,047,985	5,366,446
Long-term Debt, less current portion:
Bank loans and other debt	276,761	183,792
Convertible notes	-	750,000
Total long-term debt	276,761	933,792
Total liabilities	5,324,746	6,300,238

Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $.0001 per share; 20,000,000 shares authorized; 1,000 Series A shares issued and outstanding	-	-
Additional paid-in capital	150,000	150,000
Common stock, par value $.0001 per share; 380,000,000 shares authorized; 245,698,354 shares issued and outstanding	24,570	7,913
Additional paid-in capital	4,578,715	3,010,977
Less - Loan receivable - Director and stockholder	(475,000)	(475,000)
Accumulated other comprehensive income	47,385	54,525
Accumulated (deficit)	(4,331,522)	(3,501,745)
Total stockholders' (deficit)	(5,852)	(753,330)
Total Liabilities and Stockholders' (Deficit)	$5,318,894	$5,546,908

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) (NOTE 2) FOR THE
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008, AND 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Services	$485,119	$418,117	$962,224	$757,080
Product sales	1,501	119,730	51,139	224,067
Total revenues	486,620	537,847	1,013,363	981,147
Cost of Goods Sold:
Services	333,580	303,909	622,650	852,584
Product sales	500	36,913	17,046	71,692
Total cost of goods sold	334,080	340,822	639,696	924,276
Gross Profit	152,540	197,025	373,667	56,871
Expenses:
General and administrative	136,485	269,093	797,380	668,441
Total general and administrative expenses	136,485	269,093	797,380	668,441
(Loss) from Operations	16,055	(72,068)	(423,713)	(611,570)
Other Income (Expense):
Interest and other income	(1,482)	63,541	15,654	89,174
Gain on disposal of asset	28,596	-	28,596	-
Loss on disposal of asset	(1,314)	-	(8,795)	-
Interest (expense)	(188,331)	(189,539)	(441,519)	(316,080)
Total other income (expense)	(162,531)	(125,998)	(406,064)	(226,906)
(Loss) before Income Taxes	(146,476)	(198,066)	(829,777)	(838,476)
(Provision) Benefit for income taxes	-	-	-	-
Net (Loss)	(146,476)	(198,066)	(829,777)	(838,476)
Comprehensive (Loss):
Israeli currency translation	(18,539)	(90,435)	(7,140)	3,358
Total Comprehensive (Loss)	$(165,015)	$(288,501)	$(836,917)	$(835,118)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding During the Periods- Basic and Diluted	114,139,432	65,541,665	107,321,812	64,061,947

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008, AND 2007
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities:
Net (loss)	$(829,777)	$(838,476)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	101,680	29,259
Amortization of debt issuance costs	173,943	131,966
(Recovery of) loss on contract	-	(39,141)
(Gain) Loss on sale of vehicles	9,184	(1,221)
Changes in net assets and liabilities-
Accounts receivable	(29,913)	(88,768)
Inventories	(94,859)	403,323
Cost of uncompleted contracts in excess of billings	(114,291)	153,506
Prepaid expenses and deposits	8,215	(4,828)
Manufacturing contract deposit	(1,996,000)	-
Accounts payable - trade and accrued liabilities	342,985	1,368
Billings on uncompleted contracts in excess of related costs	(22,061)	113,245
Deferred revenue	80,540	(322,858)
Income taxes payable and other	(17,731)	-
Net Cash (Used in) Operating Activities	(2,388,085)	(462,625)

Investing Activities:
Proceeds from sale of vehicles	60,143	10,049
Purchases of and adjustments to property and equipment	(250,450)	(72,163)
Net Cash (Used in) Investing Activities	(190,307)	(62,114)

Financing Activities:
Proceeds from long-term debt	154,233	95,076
Payments on long-term debt	(29,317)	(48,864)
Proceeds from (offset to) bank overdrafts	107,588	5,783
Proceeds from issuance of convertible notes	-	3,000,000
Debt issuance costs - Convertible notes	-	(355,262)
Proceeds from (payments to) loan from related party - Investor group	(7,000)	10,924
Payments on (advances to) Loan - Director and stockholder	-	(61,169)
Due from related party - Director and stockholder	-	(9,512)
Due to related parties	(334)	-
Received from (loans to) related party companies	(32,314)	(48,729)
Net Cash Provided by Financing Activities	192,856	2,588,247
Effect of Exchange Rate Changes on Cash	(7,140)	3,358
Net Increase (Decrease) in Cash	(2,392,676)	2,066,866
Cash and Cash Equivalents - Beginning of Period	2,486,975	2,278,371
Cash and Cash Equivalents - End of Period	$94,299	$4,345,237

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008, AND 2007
(Unaudited)

Supplemental Disclosures of Cash Flow Information:

	Six Months Ended
	June 30,
	2008	2007
Cash paid during the period for:
Interest	$19,561	$19,705
Income taxes	$23,699	$-

Supplemental Information of Noncash Investing and Financing Activities:

During the six-month periods ended June 30, 2008, and 2007, the Company issued 168,074,509 shares and 5,490,108 shares of its common stock as payment of $1,353,548, and $936,480 of principal, and $230,847, and $125,517 of accrued interest on certain convertible notes, respectively.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
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

Inrob Israel was organized as an Israeli corporation in 1988, under the name of Eligal Laboratories Ltd., and its UVR solutions include: (i) remote control systems (the “brains” of any robot); (ii) complete robot systems; and (iii) customized solutions. Inrob Israel is certified to design, manufacture and maintain electronic, optical, and electro-mechanical equipment, and is a certified supplier to the Israeli Defense Forces and the Israeli Air Force. It has also been issued a certificate from the Israeli Air Force stating that its quality system is approved to perform inspections of products and services supplied to the Israeli Air Force. Inrob Israel changed its name to Inrob Ltd. in September 2003.

The consolidated financial statements as of June 30, 2008, include the accounts of Inrob Tech Ltd., Inrob Israel through a reverse merger transaction, and a wholly owned subsidiary, Inrob Philippines, Incorporated. Intercompany transactions and balances have been eliminated in consolidation.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Unaudited Interim Financial Statements

The interim consolidated financial statements as of June 30, 2008, and for the three-month and six- month periods ended June 30, 2008, and 2007, are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2008, and the consolidated results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2008, and 2007. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to Inrob Tech Ltd.’s audited financial statements contained in its Annual Report on Form 10-KSB as of December 31, 2007, for additional information, including significant accounting policies.

 Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

 Accounts Receivable

Accounts receivable consist of amounts due from customers, employees and related parties. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of June 30, 2008, no allowance for doubtful accounts was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

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
JUNE 30, 2008, AND 2007
(Unaudited)

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended June 30, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
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

Debt Issuance Costs

The Company defers as other assets the costs associated with the issuance of debt instruments. Such costs are amortized as additional interest expense over the life of the related debt. During the period ended June 30, 2008, the Company amortized $173,943 of debt issuance costs related to convertible notes as additional interest expense.

Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred. For the periods ended June 30, 2008, and 2007, advertising and promotion costs amounted to $9,544 and $8,733, respectively.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the periods ended June 30, 2008, and 2007, the only components of comprehensive income (loss) were the net income (loss) for the periods, and the foreign currency translation adjustments.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No.109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2008, the Company’s financial instruments approximated fair value to do the nature and maturity of such instruments.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities as of June 30, 2008, and consolidated revenues and expenses for the periods ended June 30, 2008, and 2007. Actual results could differ from those estimates made by management.

(2) Going Concern

During the period ended June 30, 2008, and subsequent thereto, Inrob Tech continued its operations, business expansion, and capital formation activities through the issuance of convertible debt. On November 15, 2006, the Company completed a subscription agreement with a group of accredited investors for the issuance of Convertible Notes in the amount of $3,000,000. The maturity date of the Convertible Notes is two years from the date of issuance - November 15, 2008. Net proceeds to the Company amounted to $2,659,500, after deducting debt issuance costs. On March 27, 2007, the Company effected a second subscription agreement with a group of accredited investors for the issuance of Convertibles Notes also in the amount of $3,000,000. The maturity date of the second issuance of Convertible Notes is two years from the date of issuance - March 27, 2009. The second transaction was completed under essentially the same terms and conditions as the first issuance. In additional, under the terms of the transactional documents, all rights and benefits to be granted to the investor (including the security interest) are identical to and are intended to be shared equally with the holders of the Convertible Notes and warrants issued by the Company as of November 15, 2006. Proceeds from the second subscription agreement amounted to approximately $2,594,738 after debt issuance costs.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant operating losses through June 30, 2008, and has insufficient cash resources and revenues to cover its on-going operating costs. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

(3) Inventories

As of June 30, 2008, inventories consisted of the following:

2008

Work in progress	$550,334
Materials	52,269
Total	$602,603

(4) Loan Receivable - Director and Stockholder

As discussed in Note 9, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, President, sole Director and stockholder, 2,057,415 shares of common stock of Inrob Tech in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four percent per annum, and is payable to Inrob Israel on demand. As of June 30, 2008, the balance owed on the loan plus accrued interest amounted to $530,959. The Company has classified the amount of the promissory note due from Mr. Joseph, or $475,000, as an offset to common stock equity, due to the nature of the transaction as a common stock subscription arrangement.

(5) Loans to and Interest Receivable from Related Parties

Loans to related party entities bear interest at a variable rate equivalent to the minimum rate allowed by the Israel Income Tax Ordinance (4%), are unsecured, and are due, including principal and interest, on December 31, 2008. Interest receivable from Mr. Joseph associated with the loan transaction described in Note 4 above amounted to $55,959 as of June 30, 2008. The following summarizes the amounts receivable as of June 30, 2008:

2008

Ben-Tsur Joseph Holdings Ltd.	$296,953
Totals	$296,953

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

(6) Bank Indebtedness

The Company has certain loans and bank arrangements to fund its operations in Israel which begin to mature in early 2009.

(7) Manufacturing Deposit

On December 24, 2007, the Company through its wholly owned subsidiary, Inrob Philippines, Incorporated, entered into a Manufacturing Agreement with CP Communications Services, Inc. (“CPCOM”), a Philippines corporation located in Makati City, Philippines. The Agreement provides for the lease of the use of CPCOM's premises on a full turnkey basis. Under the terms of the Agreement, CPCOM is committing to manufacture, and the Company has the right to order products with a total value of up to $28,500,000. In order to secure this right, the Company was required to pay to CPCOM the amount of $2,950,000, of which $1,000,000 was due by December 31, 2007, with the balance due and payable by March 31, 2008. The Agreement will remain in effect for an unlimited period of time. However, the Agreement may be terminated by the Company at any time for any reason upon ten days prior notice without refund of any amounts paid to CPCOM. As of December 31, 2007, the Company had paid $980,000 to CPCOM, which was considered as satisfaction of the $1,000,000 obligation. As of March 31, 2008, the remaining amount due of $1,970,000 was paid by the Company to CPCOM. As of June 30, 2008, the total non-refundable deposit paid to CPCOM amounted to $2,978,000, and was classified as a manufacturing deposit in the accompanying consolidated balance sheets.

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
JUNE 30, 2008, AND 2007
(Unaudited)

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
JUNE 30, 2008, AND 2007
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

For the six-month periods ended June 30, 2008, and 2007, the Company issued 168,074,509 shares and 5,490,108 shares of its common stock as payment of $1,353,548, and $936,480 of principal and $230,847, and $125,517 of accrued interest related to Convertible Notes, respectively.

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
JUNE 30, 2008, AND 2007
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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

As of June 30, 2008, Mr. Ben-Tsur Joseph, President and Director of the Company, had loaned a total of $5,395 to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and has no terms for repayment.

(11) Commitments and Contingencies

The Company is a party to various operating lease agreements for office space, warehouse space, and automobiles.

(12) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS No. 159), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements.

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
JUNE 30, 2008, AND 2007
(Unaudited)

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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

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

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. Management of Inrob Tech does not expect the adoption of this pronouncement to have material impact on its financial statements.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

(13) Subsequent Event

On July 25, 2008, the Company filed a Preliminary Information Statement on Schedule 14C with the SEC. The shareholders of the Company were requested to approve the following actions: (1) to amend the Company's Articles of Incorporation in order to increase the number of authorized shares of common stock, par value $.0001 per share, of the Company from 380,000,000 shares to 1,000,000,000 shares; and (2) to amend the Company’s Articles of Incorporation to effect a reverse stock split of all of the outstanding shares of common stock of the Company at a ratio of 1 for 500. The Company will mail to the shareholders of record as of August 1, 2008, the information presented in the Schedule 14C, and the above mentioned actions will be taken 20 days after the mailing.

As of July 15, 2008, the Company had 380,000,000 shares of common stock issued and outstanding, par value $.0001 per share, of an authorized 380,000,000 shares of common stock. Until the increase in authorized shares and reverse stock split are effected as described above, the Company is unable to issue shares of its common stock. Due to this inability to issue additional shares of common stock, the Company may become delinquent on various obligations.

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

The current nature of Israel's security situation coupled with our close work with the Israel Defense Forces and the Israeli police, has helped us gain extensive experience in a wide range of military and law enforcement UGV applications and control solutions. We have the ability to provide fast and reliable solutions to meet the immediate operational needs of front-line IDF units as they arise. We are also targeting the civilian applications market, which includes dangerous tasks such as nuclear plant maintenance, inspection and decommissioning, the demolition industry, and firefighting, and rescue services.

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

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues-

For the three months ended June 30, 2008, the Company recognized $486,620 in revenues compared to $537,847 for the same period in 2007, which resulted in an overall decrease of $51,227, or 9.5%. The overall decrease in revenues resulted primarily from an increase in services from $418,117 in 2007 to $485,119 in 2008, and increase of $67,002 or 16.0%. Product sales decreased from $119,730 in 2007 to $1,501 in 2008, a decrease of 98.7%. The increase in service revenues resulted from the completion of additional projects under contract during the quarter.

Cost of Goods Sold-

Cost of goods sold amounted to $334,080 compared to $340,822 for the same period in 2007, resulting in a decrease of $6,742, or 2.0%. The decrease was primarily attributed to reductions in salaries and wages, materials, repairs and maintenance, and project consulting expenses offset by an increase in vehicle operating expenses.

General and Administrative Expenses-

General and administrative expenses decreased from $269,093 in 2007, to $136,485 for the same period in 2008, resulting in an overall decrease of $132,608, or 49.3%. The decrease was primarily attributed to decreases in management fees, telephone and communications expenses, professional fees, depreciation expense, and auto expenses offset by increases in travel and insurance expenses.

Other Income (Expense)-

Other income (expense) for the three months ended June 30, 2008 amounted to an expense of $162,531, from an expense of $125,998 for the same period in 2007. The increase of $36,533 was primarily attributable to a decrease in interest income of $65,023, and interest expense of $1,208, and an increase in gain on disposal of fixed assets of $27,282.

Net (Loss)-

Net (Loss) for the three months ended June 30, 2007 went from a loss of $(198,066) in 2007 to a net loss of $(146,476) for the same period in 2008. The decrease in the loss of $51,590, or 26.0%, was due to the net impact of the items described previously in 2008.

Comprehensive (Loss)-

Comprehensive (loss) for the three months ended June 30, 2008, decreased from a comprehensive loss of $(288,501) in 2007 to a comprehensive loss of $(165,015) in 2008, for an overall loss decrease of $123,486, or 42.8%. The increase in the loss was due primarily to the business activities described above and fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 65,541,665 in 2007 to 114,139,432 in 2008. The increase was primarily due to various transactions that were completed involving our Common Stock, including conversions by holders of the Company’s convertible notes and the payments of principal and interest under those notes that were made in shares.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues-

For the six months ended June 30, 2008, the Company recognized $1,013,363 in revenues compared to $981,147 for the same period in 2007, which resulted in an overall increase of $32,216, or 3.3%. The overall increase in revenues resulted primarily from an increase in services from $757,080 in 2007 to $962,224 in 2008, and increase of $205,144 or 27.1%. Product sales decreased from $224,067 in 2007 to $51,139 in 2008, a decrease of 77.2%. The increase in service revenues resulted from the completion of additional projects under contract during the quarter.

Cost of Goods Sold-

Cost of goods sold amounted to $639,696 in 2008, compared to $924,276 for the same period in 2007, resulting in a decrease of $284,580, or 30.8%. The decrease was primarily attributed to reductions in materials, salaries and wages, repairs and maintenance, occupancy/rent costs, insurance, and project consulting expenses offset by an increase in vehicle operating expenses.

General and Administrative Expenses-

General and administrative expenses increased from $668,441 in 2007, to $797,380 for the same period in 2007, resulting in an overall increase of $128,939, or 19.3%. The increase was primarily attributed to increases in management salaries, office and supply expenses, telephone and communications expenses, professional fees, promotion and business expansion expenses, realized losses on foreign exchange transactions, travel, insurance, and depreciation expenses, offset by decreases in repairs and maintenance, and auto transportation expenses.

Other Income (Expense)-

Other income (expense) for the six months ended June 30, 2008 amounted to an expense of $406,064, from an expense of $226,906 for the same period in 2007. The increase in expense of $179,158 was primarily attributable to an increase in interest expense of $125,439 related to the Company’s convertible notes and a decrease in interest and other income of $53,719.

Net (Loss)-

Net (Loss) for the six months ended June 30, 2008 went from a loss of $(838,476) in 2007 to a net loss of $(829,777). The decrease in the loss of $8,699, or 1.0%, was due to the net impact of the items described previously in 2008.

Comprehensive (Loss)-

Comprehensive (loss) for the six months ended June 30, 2008, decreased from a comprehensive loss of $(835,118) in 2007 to a comprehensive loss of $(836,917) in 2008, for an overall loss increase of $1,799, or 0.2%. The increase in the loss was due primarily to the business activities described above and fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 64,061,947 in 2007 to 107,321,812 in 2008. The increase was primarily due to various transactions that were completed involving our Common Stock, including conversions by holders of the Company’s convertible notes and the payments of principal and interest under those notes that were made in shares.

Liquidity and Financial Resources

During the six months ended June 30, 2008, net cash (used in) operating activities amounted to $2,388,085 when compared to net cash (used in) operating activities of $462,625 for the same period in 2007. The increase in net cash used in operations was primarily due to the net loss for the period, increases in accounts receivable, inventories, cost of uncompleted contracts in excess of billings, and a manufacturing contract deposit, offset by the impact of debt issuance costs, deferred revenue, and depreciation, and decreases in prepaid expenses, accounts payable – trade, and accrued liabilities.

Net cash (used in) investing activities in 2008 was primarily for the purchase of property and equipment and amounted to $190,307. In 2008, net cash provided by financing activities amounted to $192,856 when compared to net cash provided by financing activities of $2,588,247 for the same period in 2007. The decrease was primarily due to the fact that during 2007 the company received $3,000,000 in proceeds obtained from the issuance of convertible notes offset by $355,262 in debt issuance costs.

As of June 30, 2008, current liabilities exceeded current assets by $3,778,643, and the accumulated deficit amounted to $(4,331,522).  We believe that our current cash on hand as of June 30, 2008, is not sufficient to sustain our operations for at least the next twelve months, and we will be required to obtain additional sources of debt and equity in the near future.

We cannot ensure that we will achieve sufficient growth or obtain sufficient financing to develop profitable operations prior to utilizing all of our current capital resources. We are currently investigating various ways to raise additional financing to sustain our operations. These financings may involve the issuance of additional debt or equity securities or a combination thereof. Any such issuances may have a dilutive effect on our current shareholders’ interests. There can be no assurance that we will be successful in our attempts to raise additional financing or that such additional financing will actually improve our operating results. If these financing programs are not successful in raising the capital we need, it may be necessary to curtail, or cease entirely our operations.

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

Most of the proceeds from this financing will be used to fund ongoing research and development. These activities will focus on new product development, upgrades to existing products, and engagement in joint ventures to develop new opportunities and markets for new and existing products.

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

Currently available cash will not be sufficient to sustain our operations. Unless we raise significant additional funds, we may be required to curtail our operations or cease to be a going concern. There can be no assurance that we will be able to raise additional funds on acceptable terms, if at all. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences, and privileges senior to those of our common stock.

Item 3. CONTROLS AND PROCEDURES.

Evaluation and Disclosure Controls and Procedures

The Company, under the supervision and with the participation of our management, under our Sole Executive Officer, filling the position of Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “Disclosure Controls and Procedures,” as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer has also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act are accumulated and communicated to our management to allow timely decisions on required disclosure.

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

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2008. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective June 30, 2008, for their intended purpose described above. There were no changes to the internal controls during the three-month period ended June 30, 2008, that have materially affected or that are reasonably likely to affect the internal controls.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

On January 20, 2008, the Israeli Antitrust authorities searched the Company's offices and questioned members of the Company's management in connection with an investigation involving allegations of price fixing.  The Antitrust authority has recently notified the Company that it had obtained the materials that it was looking for and will notify the Company whether or not it will take further action against the Company or its officers.  The Company is not aware of any wrongdoing on its part or on the part of any individuals involved with the Company.

From time to time the Company may be subject to litigation incidental to its business. The Company is not currently a party to any material legal proceedings.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

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
Date: August 14, 2008