Form 10KSB/A
period 2007-12-31
Inrob Tech Ltd.
filed 2008-09-22
CIK 793595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A-2

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

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, we were not effective in maintaining (i) disclosure controls and procedures and (ii) internal control over financial reporting.

This conclusion was based on our failure to include in our most recent annual report on Form 10-K an analysis regarding our internal control over financial reporting as required for the first time by the Securities and Exchange Commission (the “SEC”) for annual reports covering the year ended December 31, 2007. As a result of this omission, which was brought to our management’s attention by the SEC in a comment letter dated July 18, 2008, we identified a material weakness in our internal controls. Specifically, at the time the annual report was due for filing, we were unaware of changes in reporting obligations promulgated by the SEC that requires us to include an analysis regarding our internal control over financial reporting.

To remedy this situation, prior to making future filings, we intend to discuss with our independent consultants who assist us in the preparation of our reports and financial statements whether they are aware of any recent changes in the laws affecting our disclosure obligations.

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

Date: September 22, 2008	Inrob Tech Ltd.

	/s/	Ben-Tsur Joseph
Ben-Tsur Joseph, President and Chief
Executive and Accounting Officer

Date: September 22, 2008	Inrob Tech Ltd.

	/s/	Ben-Tsur Joseph
Ben-Tsur Joseph, Sole Director