Form 10-Q
period 2008-09-30
Inrob Tech Ltd.
filed 2008-11-13
CIK 793595

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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

There were 380,000,000 shares of the Registrant's common stock outstanding as of November 14, 2008.

INROB TECH LTD. AND SUBSIDIARY
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$83,819	$2,486,975
Accounts Receivable - Trade	315,992	360,650
Inventories	437,083	507,744
Cost of uncompleted contracts in excess of billings	163,064	56,407
Prepaid expenses	68,205	19,574
Total current assets	1,068,163	3,431,350

Property and Equipment:
Office and computer equipment	112,858	99,885
Furniture and fixtures	74,586	65,335
Vehicles	579,828	587,522
Leasehold improvements	53,015	43,760
	820,287	796,502
Less - Accumulated depreciation and amortization	(325,848)	(352,700)
Net property and equipment	494,439	443,802
Other Assets:
Deposits and other	1,085	586
Debt issuance costs, net	107,658	368,572
Loans to related party companies	289,654	274,061
Interest receivable on loan to Director and stockholder	60,748	46,537
Manufacturing deposit	2,978,000	982,000
Total other assets	3,437,145	1,671,756
Total Assets	$4,999,747	$5,546,908

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Bank overdrafts	$360,154	$191,870
Bank loans and other debt, current portion	77,811	46,931
Current portion of convertible notes	3,044,841	3,715,389
Accounts payable - Trade	275,461	228,272
Due to related party - Director and stockholder	-	2,849
Due to related party - Affiliate company	54,063	2,880
Billings on uncompleted contracts in excess of costs	117,993	195,341
Due to related party - Investor group	171,438	178,438
Accrued liabilities	342,267	252,260
Income tax payable	-	19,643
Deferred revenue	379,731	532,573
Total current liabilities	4,823,759	5,366,446

Long-term Debt, less current portion:
Bank loans and other debt	250,102	183,792
Convertible notes	-	750,000
Total long-term debt	250,102	933,792
Total liabilities	5,073,861	6,300,238

Commitments and Contingencies

Stockholders' (Deficit):
Preferred stock, par value $.0001 per share; 20,000,000 shares authorized; 1,000 Series A shares issued and outstanding	-	-
Additional paid-in capital	150,000	150,000
Common stock, par value $.0001 per share; 380,000,000 shares authorized; 380,000,000 and 79,134,307 shares issued and outstanding in 2008 and 2007, respectively	38,000	7,913
Additional paid-in capital	4,699,056	3,010,977
Less - Loan receivable - Director and stockholder	(475,000)	(475,000)
Accumulated other comprehensive income	53,774	54,525
Accumulated (deficit)	(4,539,944)	(3,501,745)
Total stockholders' (deficit)	(74,114)	(753,330)
Total Liabilities and Stockholders' (Deficit)	$4,999,747	$5,546,908

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) (NOTE 2) FOR THE
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Services	$475,323	$379,938	$1,437,547	$1,137,018
Product sales	182	60,701	51,321	284,768
Total revenues	475,505	440,639	1,488,868	1,421,786
Cost of Goods Sold:
Services	304,067	363,560	926,717	1,216,144
Product sales	61	23,231	17,107	94,923
Total cost of goods sold	304,128	386,791	943,824	1,311,067
Gross Profit	171,377	53,848	545,044	110,719
Expenses:
General and administrative	184,599	623,113	981,979	1,291,554
Total general and administrative expenses	184,599	623,113	981,979	1,291,554
(Loss) from Operations	(13,222)	(569,265)	(436,935)	(1,180,835)

Other Income (Expense):
Interest and other income	58,730	49,082	74,384	138,257
Gain on disposal of asset	102	-	28,698	-
Loss on disposal of asset	(790)	-	(9,585)	-
Interest (expense)	(253,242)	(371,251)	(694,761)	(687,331)
Total other income (expense)	(195,200)	(322,169)	(601,264)	(549,074)
(Loss) before Income Taxes	(208,422)	(891,434)	(1,038,199)	(1,729,909)

(Provision) Benefit for income taxes	-	-	-	-
Net (Loss)	(208,422)	(891,434)	(1,038,199)	(1,729,909)
Comprehensive (Loss):
Israeli currency translation	6,389	(6,383)	(751)	(3,025)
Total Comprehensive (Loss)	$(202,033)	$(897,817)	$(1,038,950)	$(1,732,934)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Weighted Average Number of Common Shares Outstanding During the Periods- Basic and Diluted	289,789,824	67,289,465	197,875,475	65,221,781

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities:
Net (loss)	$(1,038,199)	$(1,729,909)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	113,244	67,390
Amortization of debt issuance costs	260,914	218,937
(Recovery of) loss on contract	-	(39,141)
(Gain) Loss on sale of vehicles	9,585	1,177
Changes in net assets and liabilities-
Accounts receivable	44,658	(228,052)
Inventories	70,661	286,031
Cost of uncompleted contracts in excess of billings	(106,657)	143,605
Prepaid expenses and deposits	(49,130)	(17,723)
Manufacturing contract deposit	(1,996,000)	-
Accounts payable - trade and accrued liabilities	434,814	339,589
Billings on uncompleted contracts in excess of related costs	(77,348)	83,685
Deferred revenue	(152,842)	(92,169)
Income taxes payable and other	(19,643)	-
Net Cash (Used in) Operating Activities	(2,505,943)	(966,580)

Investing Activities:
Proceeds from sale of vehicles	62,035	19,623
Purchases of and adjustments to property and equipment	(235,501)	(140,500)
Net Cash (Used in) Investing Activities	(173,466)	(120,877)

Financing Activities:
Proceeds from long-term debt	144,145	109,476
Payments on long-term debt	(46,955)	(49,407)
Proceeds from (offset to) bank overdrafts	168,284	93,962
Proceeds from issuance of convertible notes	-	3,000,000
Debt issuance costs - Convertible notes	-	(355,262)
Proceeds from (payments to) loan from related party - Investor group	(7,000)	17,236
Payments on (advances to) Loan - Director and stockholder	(19,940)	(73,664)
Received from (loans to) related party companies	38,470	(72,797)
Net Cash Provided by Financing Activities	277,004	2,669,544
Effect of Exchange Rate Changes on Cash	(751)	(3,025)
Net Increase (Decrease) in Cash	(2,403,156)	1,579,062
Cash and Cash Equivalents - Beginning of Period	2,486,975	2,278,371
Cash and Cash Equivalents - End of Period	$83,819	$3,857,433

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

INROB TECH LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Supplemental Disclosures of Cash Flow Information:

	Nine Months Ended
	September 30,
	2008	2007
Cash paid during the period for:
Interest	$32,499	$35,173
Income taxes	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:

During the nine-month periods ended September 30, 2008, and 2007, the Company issued 300,965,693 shares and 8,546,776 shares of its common stock as payment of $1,420,548 and $1,382,292 of principal, and $297,620 and $139,784 of accrued interest on certain convertible notes, respectively.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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

The consolidated financial statements as of September 30, 2008, include the accounts of Inrob Tech Ltd., Inrob Israel through a reverse merger transaction, and a wholly owned subsidiary, Inrob Philippines, Incorporated. Intercompany transactions and balances have been eliminated in consolidation.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Unaudited Interim Financial Statements

The interim consolidated financial statements as of September 30, 2008, and for the three-month and nine-month periods ended September 30, 2008, and 2007, are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2008, and the consolidated results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2008, and 2007. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to Inrob Tech Ltd.’s audited financial statements contained in its Annual Report on Form 10-KSB as of December 31, 2007, for additional information, including significant accounting policies.

 Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

 Accounts Receivable

Accounts receivable consist of amounts due from customers, employees and related parties. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of September 30, 2008, no allowance for doubtful accounts was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

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
SEPTEMBER 30, 2008, AND 2007
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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended September 30, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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

 Debt Issuance Costs

The Company defers as other assets the costs associated with the issuance of debt instruments. Such costs are amortized as additional interest expense over the life of the related debt. During the period ended September 30, 2008, the Company amortized $260,914 of debt issuance costs related to convertible notes as additional interest expense.

Advertising and Promotion Costs

Advertising and promotion costs are charged to operations when incurred. For the periods ended September 30, 2008, and 2007, advertising and promotion costs amounted to $16,745 and $22,225, respectively.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the periods ended September 30, 2008, and 2007, the only components of comprehensive income (loss) were the net income (loss) for the periods, and the foreign currency translation adjustments.

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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, the Company’s financial instruments approximated fair value to do the nature and maturity of such instruments.

 Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities as of September 30, 2008, and consolidated revenues and expenses for the periods ended September 30, 2008, and 2007. Actual results could differ from those estimates made by management.

(2) Going Concern

During the period ended September 30, 2008, and subsequent thereto, Inrob Tech continued its operations, business expansion, and capital formation activities through the issuance of convertible debt. On November 15, 2006, the Company completed a subscription agreement with a group of accredited investors for the issuance of Convertible Notes in the amount of $3,000,000. The maturity date of the Convertible Notes is two years from the date of issuance – November 15, 2008. Net proceeds to the Company amounted to $2,659,500, after deducting debt issuance costs. On March 27, 2007, the Company effected a second subscription agreement with a group of accredited investors for the issuance of Convertibles Notes also in the amount of $3,000,000. The maturity date of the second issuance of Convertible Notes is two years from the date of issuance – March 27, 2009. The second transaction was completed under essentially the same terms and conditions as the first issuance. In additional, under the terms of the transactional documents, all rights and benefits to be granted to the investor (including the security interest) are identical to and are intended to be shared equally with the holders of the Convertible Notes and warrants issued by the Company as of November 15, 2006. Proceeds from the second subscription agreement amounted to approximately $2,594,738 after debt issuance costs.

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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant operating losses through September 30, 2008, and has insufficient cash resources and revenues to cover its on-going operating costs. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Inventories

As of September 30, 2008, inventories consisted of the following:

2008

Work in progress	$386,161
Materials	50,922
Total	$437,083

(4) Loan Receivable – Director and Stockholder

As discussed in Note 9, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, President, sole Director and stockholder, 2,057,415 shares of common stock of Inrob Tech in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four percent per annum, and is payable to Inrob Israel on demand. As of September 30, 2008, the balance owed on the loan plus accrued interest amounted to $535,748. The Company has classified the amount of the promissory note due from Mr. Joseph, or $475,000, as an offset to common stock equity, due to the nature of the transaction as a common stock subscription arrangement.

(5) Loans to and Interest Receivable from Related Parties

Loans to related party entities bear interest at a variable rate equivalent to the minimum rate allowed by the Israel Income Tax Ordinance (4%), are unsecured, and are due, including principal and interest, on December 31, 2008. Interest receivable from Mr. Joseph associated with the loan transaction described in Note 4 above amounted to $60,748 as of September 30, 2008. The following summarizes the amounts receivable as of September 30, 2008:

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

2008
Ben-Tsur Joseph Holdings Ltd.	$289,654
Totals	$289,654

(6) Bank Indebtedness

The Company has certain loans and bank arrangements to fund its operations in Israel which begin to mature in early 2009.

(7) Manufacturing Deposit

On December 24, 2007, the Company through its wholly owned subsidiary, Inrob Philippines, Incorporated, entered into a Manufacturing Agreement with CP Communications Services, Inc. (“CPCOM”), a Philippines corporation located in Makati City, Philippines. The Agreement provides for the lease of the use of CPCOM's premises on a full turnkey basis. Under the terms of the Agreement, CPCOM is committing to manufacture, and the Company has the right to order products with a total value of up to $28,500,000. In order to secure this right, the Company was required to pay to CPCOM the amount of $2,950,000, of which $1,000,000 was due by December 31, 2007, with the balance due and payable by March 31, 2008. The Agreement will remain in effect for an unlimited period of time. However, the Agreement may be terminated by the Company at any time for any reason upon ten days prior notice without refund of any amounts paid to CPCOM. As of December 31, 2007, the Company had paid $980,000 to CPCOM, which was considered as satisfaction of the $1,000,000 obligation. As of March 31, 2008, the remaining amount due of $1,970,000 was paid by the Company to CPCOM. As of September 30, 2008, the total non-refundable deposit paid to CPCOM amounted to $2,978,000, and was classified as a manufacturing deposit in the accompanying consolidated balance sheets.

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
SEPTEMBER 30, 2008, AND 2007
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
SEPTEMBER 30, 2008, AND 2007
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

For the nine-month periods ended September 30, 2008, and 2007, the Company issued 300,965,693 shares and 8,546,776 shares of its common stock as payment of $1,420,548, and $1,382,292 of principal and $297,620, and $139,784 of accrued interest related to Convertible Notes, respectively.

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
SEPTEMBER 30, 2008, AND 2007
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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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

(12) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115" (SFAS No. 159), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements.

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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

INROB TECH LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues-

For the three months ended September 30, 2008, the Company recognized $475,505 in revenues compared to $440,639 for the same period in 2007, which resulted in an overall increase of $34,866, or 7.9%. The overall increase in revenues resulted primarily from an increase in services from $379,938 in 2007 to $475,323 in 2008, an increase of $93,385 or 25.1%. Product sales decreased from $60,701 in 2007 to $182 in 2008, a decrease of 99.7%. The increase in service revenues resulted from the completion of additional projects under contract during the quarter.

Cost of Goods Sold-

Cost of goods sold amounted to $304,128 compared to $386,791 for the same period in 2007, resulting in a decrease of $82,663, or 21.4%. The decrease was primarily attributed to reductions in salaries and wages, repairs and maintenance, insurance expenses offset by an increase in purchases and occupancy costs.

General and Administrative Expenses-

General and administrative expenses decreased from $623,113 in 2007, to $184,599 for the same period in 2008, resulting in an overall decrease of $438,514, or 70.4%. The decrease was primarily attributed to decreases in office expenses, telephone and communications expenses, professional fees, and repairs and maintenance costs, offset by increases in salaries and wages, auto expenses, depreciation, and insurance expenses.

Other Income (Expense)-

Other income (expense) for the three months ended September 30, 2008 amounted to an expense of $195,200, from an expense of $322,169 for the same period in 2007. The decrease of $126,969 was primarily attributable to a decrease in interest expense of $118,009, an increase in interest income of $9,648, offset by an increase in loss on disposal of fixed assets of $688.

Net (Loss)-

Net (Loss) for the three months ended September 30, 2007 went from a net loss of $(891,434) in 2007 to a net loss of $(208,422) for the same period in 2008. The decrease in the loss of $683,012, or 76.6%, was due to the net impact of the items described previously in 2008.

Comprehensive (Loss)-

Comprehensive (loss) for the three months ended September 30, 2008, decreased from a comprehensive loss of $(897,817) in 2007 to a comprehensive loss of $(202,033) in 2008, for an overall loss decrease of $695,784, or 77.5%. The decrease in the loss was due primarily to the business activities described above and fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 67,289,465 in 2007 to 289,789,824 in 2008. The increase was primarily due to various transactions that were completed involving our Common Stock, including conversions by holders of the Company’s convertible notes and the payments of principal and interest under those notes that were made in shares.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues-

For the nine months ended September 30, 2008, the Company recognized $1,488,868 in revenues compared to $1,421,786 for the same period in 2007, which resulted in an overall increase of $67,082, or 4.7%. The overall increase in revenues resulted primarily from an increase in services from $1,137,018 in 2007 to $1,437,547 in 2008, and increase of $300,529 or 26.4%. Product sales decreased from $284,768 in 2007 to $51,321 in 2008, a decrease of $233,447, or 82.0%. The increase in service revenues resulted from the completion of additional projects under contract during the quarter.

Cost of Goods Sold-

Cost of goods sold amounted to $943,824 in 2008, compared to $1,311,067 for the same period in 2007, resulting in a decrease of $367,243, or 28.0%. The decrease was primarily attributed to decreases in management fees, telephone and communications expenses, professional fees, depreciation expense, and auto expenses offset by increases in travel and insurance expenses.

General and Administrative Expenses-

General and administrative expenses decreased from $1,291,554 in 2007, to $981,979 for the same period in 2008, resulting in an overall decrease of $309,575, or 24.0%. The decrease was primarily attributed to decreases in management salaries, office and supply expenses, professional fees, promotion and business expansion expenses, realized losses on foreign exchange transactions, auto transportation expenses, and depreciation expenses, offset by increases in advertising, repairs and maintenance, and travel.

Other Income (Expense)-

Other income (expense) for the nine months ended September 30, 2008 amounted to an expense of $601,264, from an expense of $549,074 for the same period in 2007. The increase in other expense of $52,190 was primarily attributable to an increase in interest expense of $7,430 related to the Company’s convertible notes and a decrease in interest and other income of $44,760.

Net (Loss)-

Net (Loss) for the nine months ended September 30, 2008 went from a loss of $(1,729,909) in 2007 to a net loss of $(1,038,199). The decrease in the loss of $691,710, or 40.0%, was due to the net impact of the items described previously in 2008.

Comprehensive (Loss)-

Comprehensive (loss) for the nine months ended September 30, 2008, decreased from a comprehensive loss of $(1,732,934) in 2007 to a comprehensive loss of $(1,038,199) in 2008, for an overall loss increase of $693,984, or 40.0%. The decrease in the loss was due primarily to the business activities described above and fluctuations in Israeli currency.

Weighted Average Number of Shares Outstanding-

The weighted average number of common shares outstanding increased from 65,221,781 in 2007 to 197,875,475 in 2008. The increase was primarily due to various transactions that were completed involving our Common Stock, including conversions by holders of the Company’s convertible notes and the payments of principal and interest under those notes that were made in shares.

Liquidity and Financial Resources

During the nine months ended September 30, 2008, net cash (used in) operating activities amounted to $2,505,943 when compared to net cash (used in) operating activities of $966,580 for the same period in 2007. The increase in net cash used in operations was primarily due to the net loss for the period, increases in cost of uncompleted contracts in excess of billings, prepaid expenses, and a manufacturing contract deposit, offset by the impact of debt issuance costs and depreciation, and decreases in accounts receivable, inventories and accounts payable – trade and accrued liabilities

Net cash (used in) investing activities in 2008 was primarily for the purchase of property and equipment and amounted to $173,466. In 2008, net cash provided by financing activities amounted to $277,004 when compared to net cash provided by financing activities of $2,669,544 for the same period in 2007. The decrease was primarily due to the fact that during 2007 the company received $3,000,000 in proceeds obtained from the issuance of convertible notes offset by $355,262 in debt issuance costs.

As of September 30, 2008, current liabilities exceeded current assets by $3,755,596, and the accumulated deficit amounted to $(4,539,944).  We believe that our current cash on hand as of September 30, 2008, is not sufficient to sustain our operations for at least the next twelve months, and we will be required to obtain additional sources of debt and equity in the near future.

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

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2008. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective September 30, 2008, for their intended purpose described above. There were no changes to the internal controls during the three-month period ended September 30, 2008, that have materially affected or that are reasonably likely to affect the internal controls.

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
Date: November 14, 2008